Form 10QSB
period 1996-05-31
FI TEK V INC
filed 1996-07-19
CIK 869026

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1996

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37203-D


                                  FI-TEK V, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                    84-1148210
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

3127 Ramshorn Drive, Castle Rock, Colorado                           80104
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (303) 660-1710
________________________________________________________________________________
                 (Registrant's telephone number, including area code)

                               Not Applicable
________________________________________________________________________________
 (Former name, former address and former fiscal year, if changed since last report)


    Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes  X      No
    ___        ___


    Indicate the number of shares outstanding of each of the issuer's classes of stock, as of the latest practicable date.

                                                        Shares  Outstanding
            Class of Securities                           at May 15, 1996
            ___________________                         ___________________

            Common Stock, par value $.00001 per share        29,977,800


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

         Accountants' Disclaimer of Opinion .......................  3

         Balance Sheet ............................................  4

         Statements of Loss and Accumulated Deficit ...............  5

         Statements of Cash Flows .................................  6

         Notes to Financial Statements ............................  7

ITEM 2.  Management's Discussion and Analysis of
         Financial Condition and Results of Operations ............  8


PART II - OTHER INFORMATION

ITEM 6.  Exhibits and Reports on Form 8-K. .......................  9

         Signatures .............................................. 10

To the Board of Directors and Stockholders of Fi-Tek V, Inc.


The accompanying balance sheet of Fi-Tek V, Inc. (a development stage company), as of May 31, 1996, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Aurora, Colorado
June 10, 1996

                                                     COMISKEY & COMPANY
                                                     PROFESSIONAL CORPORATION

                                  Fi-Tek V, Inc.
                            (A Development Stage Company)
                                  BALANCE SHEET
                                   May 31, 1996





         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   5,235
   Accrued Interest                                                         19
                                                                      --------
         Total current assets                                            5,254
                                                                      --------
         TOTAL ASSETS                                                $   5,254
                                                                      ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      35
   Accounts payable - related party                                        274
                                                                      --------

         Total current liabilities                                         309


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 300,000,000
      shares authorized; 29,977,800 shares issued
      and outstanding                                                      300
   Additional paid-in capital                                           44,096
   Deficit accumulated during the
      development stage                                                (39,451)
                                                                      ---------
         Total stockholders' equity                                      4,945
                                                                      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   5,254
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                          Period
                          August 3,    Nine        Nine        Three       Three
                          1989         Months      Months      Months      Months
                          (Inception)  ended       ended       ended       ended
                          to May       May         May         May         May
                          31, 1996     31, 1996    31, 1995    31, 1996    31, 1995
                          ----------   ----------  ----------  ----------  ----------
REVENUES
  Investment income      $  13,005    $     180   $   2,887   $      26   $   980


EXPENSES
  General & Administrative  51,711        8,638       9,770       1,340     1,513
  Amortization                 745            -          41           -         -
                           --------     --------    --------   --------   -------
        Total expenses      52,456        8,638       9,811       1,340     1,513
                           --------     --------    --------   --------   -------
NET LOSS                   (39,451)      (8,458)     (6,924)     (1,314)     (533)

Accumulated deficit
  Balance,
    beginning of period          -      (30,993)    (19,814)    (38,137)  (26,205)
                           --------     --------    --------   ---------  --------
  Balance,
        end of period   $  (39,451)  $  (39,451)  $ (26,738) $ (39,451) $ (26,738)
                           ========     ========    ========   ========   ========
NET LOSS PER SHARE      $     (NIL)  $     (NIL)  $    (NIL) $    (NIL) $    (NIL)
                           ========     ========    ========   ========   ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING       24,229,275   29,977,800  29,977,800 29,997,800 29,997,800
                           ==========   ==========  ========== ========== ==========


       The accompanying notes are an integral part of the financial statements.
                                          5

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS

                                              Period
                                              August 3,      Nine         Nine
                                              1989           Months       Months
                                              (Inception)    ended        ended
                                              to May         May          May
                                              31, 1996       31, 1996     31, 1995
                                              ----------     ----------   ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                                  $ (39,451)     $  (8,458)   $  (6,924)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                                745              -           41
      Decrease (increase) in accrued interest     (19)            (6)          33
      Increase (decrease) in accounts
        payable                                    35           (402)        (487)
      Increase (decrease) in accounts
        payable - officer                         274           (226)        (308)
                                             ---------      ---------    ---------
    Net cash used by operating
      activities                              (38,416)        (9,092)      (7,645)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                        (745)             -            -
                                             ---------      ---------    ---------
    Net cash used by
      investing activities                       (745)             -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                    190,685              -            -
  Deferred offering costs
    paid                                      (44,114)             -            -
  Statutory escrow contribution              (102,175)             -            -
                                             ---------      ---------    ---------
    Net cash provided (used)
      by financing activities                  44,396              -            -
                                             ---------      ---------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                     5,235         (9,092)      (7,645)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                               -         14,327       25,818
                                             ---------      ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                             $   5,235      $   5,235    $  18,173
                                             =========      =========    =========


       The accompanying notes are an integral part of the financial statements.
                                          6
[FN]

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                    May 31, 1996



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Fi-Tek V, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulation, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and reoccurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 1995.

2.  Letter of Intent
    ------------------------------------------------------------
On November 27, 1995, the Company entered into a letter of intent to acquire in a reverse acquisition Teleview Research, Inc. ("Teleview"), a Los Gatos, California-based manufacturer of board-level video cameras, including chip sets providing both digital and analog signal processing that support these cameras and related imaging and camera technologies. While the letter of intent expired during the quarter ended February 29, 1996, negotiations are ongoing. A formal agreement has not been entered into and there can be no assurance that such a binding agreement will be entered into or, even should the Company enter into such an agreement, that the acquisition will be consummated.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations.

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in January of 1992, receiving gross proceeds of $172,685 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $44,114. The net proceeds of the offering, therefore, amounted to $128,571. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $102,175 of that amount was deposited into escrow. By law, funds may not be released from the escrow until such time as the Company shall devote to an identified business an amount equal to or greater than 50% of the gross proceeds of the offering.

     After subtracting the portion of offering proceeds that was deposited into escrow, the Company received remaining net proceeds of $26,396. That amount, therefore, represented the only offering proceeds that would be available for use by the Company prior to the release of funds from escrow. The Company had liquid cash assets of $5,235 as of May 31, 1996.

     The Company did not, prior to the fourth anniversary of the effective date of the prospectus July 10, 1991, enter into any arrangement to satisfy the condition to release the escrowed funds. Accordingly, in July 1995, management distributed the escrowed funds to the holders of Shares on a pro rata basis.

     Management anticipates that the Company's current liquid capital resources will be applied in the coming twelve months to three purposes. The first purpose will be to meet the Company's reporting obligations under the Securities Exchange Act of 1934, as amended. The second purpose will be to cover general and administrative expenses. The third purpose will be to cover the expenses associated with searching for and investigating business opportunities, including those associated with the proposed acquisition of Teleview Research, Inc., with which the Company entered into a letter of intent effective November 27, 1995. The Company anticipates that its current resources will be adequate for those purposes for at least the coming year.

     Except as described in the preceding paragraph, the Company anticipates that its capital needs will be minimal until it shall have identified a business opportunity with which to combine. In pursuing a combination transaction, the Company is likely to incur significant additional expenses. The Company expects to meet such expenses with its current liquid capital resources, but if the funds available for use by the Company prove inadequate, the Company will seek to meet such expenses by seeking to have payment of them deferred until after the combination shall have been consummated or, in the alternative, by obtaining loans or other capital contributions from the Company's founding stockholders.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds. At
May 31, 1996 (quarter end), the Company had current assets of $5,254 and total assets of $5,254. These figures compare to $18,201 in current assets and $120,376 in total assets at May 31, 1995, the total assets in the latter periods consisting primarily of restricted cash deposited in escrow pursuant to the Colorado Securities Act, which was distributed to shareholders in the fourth quarter of fiscal 1996. The decreases in current and total assets from the quarter ended May 31, 1995 to the comparable period in 1996 are attributable to the fact that the Company's expenses during the quarter ended May 31, 1996 exceeded the Company's receipt during that quarter of interest earned on cash balances.

     The Company continues to carry out its plan of business, identifying and evaluating acquisition candidates. The Company cannot predict to what extent its liquidity and capital resources will be diminished prior to the consummation of a business combination or whether its capital will be further depleted by the operating losses, if any, of the business entity which the Company eventually acquires.

Results of Operations

     Since completing its public offering and during the fiscal quarter ended May 31, 1996, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $26 and $980, respectively no revenues were received by the Company during the quarters ended May 31, 1996 and 1995. No other revenues, except interest income of $13,005, have been received by the Company since inception. The Company experienced a net loss of $1,314 and $533, respectively, during the quarters ended May 31, 1996 and 1995. This increase in net loss is attributable primarily to lessened interest earned on the bank accounts due to the return of the majority of the funds back to the shareholders of record.

     For the current fiscal year, the Company anticipates an increased net loss owing to expenses associated primarily with compliance with reporting requirements and with locating and evaluating acquisition candidates. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

                             PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a)    Exhibits

                None

         (b)    Reports on Form 8-K

                None