Form 10KSB
period 1996-08-31
FI TEK V INC
filed 1996-11-27
CIK 869026

CONFORMED COPY

                                    FORM 10-K SB

                                    UNITED STATES
                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended August 31, 1996

                                         OR

( ) 15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37203-D


                                 FI-TEK V, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                  84-1148210
______________________________         __________________________________
(State or other jurisdiction of      (I.R.S. Employer Identification No.)
incorporation or organization)

3127 Ramshorn Drive, Castle Rock, Colorado                         80104
_________________________________________________________________________
 (Address of principal executive offices)                     (Zip  Code)

                               (303) 660-1710
_________________________________________________________________________
            (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing requirements for at least the past 90 days.

Yes  X         No
    ---           ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this form 10-K SB.

Yes  X       No
    ---         ---

     As of November 27, 1996, the aggregate value of the 12,752,800 shares of voting stock held by non-affiliates of the registrant was $127,528.

     The number of shares outstanding of the registrant's only class of common stock, as of November 27, 1996, was 29,977,800.

     Registration Statement 33-37513-D, as amended, is incorporated into
     Part I of this Report.

     Exhibit Index is located at Page 12.

                                     PART I


ITEM 1.     BUSINESS

General

     Fi-Tek V, Inc. (the "Registrant" or the "Company") was incorporated under the laws of the State of Delaware on August 3, 1989, for the primary purpose of seeking out acquisitions of properties, businesses, or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through January 24, 1992, the Company's activities were directed primarily toward the obtaining of capital with which to pursue the business plan summarized in the preceding sentence.

     On January 24, 1992, the Company completed its public offering of securities, receiving gross proceeds of $172,650 from the sale of 8,632,500 units of the Company's securities, such units (the "Units") consisting of common stock and common stock purchase warrants (the "Offering"). The underwriter of the Company's Offering, pursuant to the Underwriting Agreement, purchased 345,300 shares of the Company's common stock for the nominal amount of $35.

     Pursuant to the Colorado Securities Act, $102,175 of the proceeds of the Offering was deposited into an escrow account. The funds were to be released to the Company only upon satisfaction of the condition (the "Escrow Condition") that at least fifty per cent of the gross proceeds of the Offering be committed to one or more specific lines of business by no later than the fourth anniversary of the date of the Company's prospectus. The Escrow Condition had not been satisfied as of the fourth anniversary, or by July 10, 1995, and, accordingly, the Company distributed those funds pro rata to those persons who were owners of the shares of common stock purchased in the Offering. See "Liquidity and Capital Resources" under Item 6, Management's Discussion and Analysis of Financial Condition and
Results of Operations, in Part II, below.

     After completion of the offering, the Company began the process of identification and evaluation of prospective acquisition candidates, which process has included the solicitation of information from a variety of sources within the general financial community as well as from contacts established by management. This process is more fully described in the Company's Prospectus, dated July 10, 1991, which Prospectus is incorporated herein by this reference. The Company entered into two letters of intent with acquisition candidate in the third and fourth quarters of 1995, but the Company subsequently terminated those letters of intent without having entered into a binding agreement with those candidates.

Employees

     The Company has no full time employees. Its executive officers devote as much time as is necessary to conduct the Company's business. See "Item 9. Executive Compensation."

ITEM 2.     PROPERTIES

     The Company has been provided office space in the home of its President. The Company pays no rent for such space.

ITEM 3.     LEGAL PROCEEDINGS

     The Company is not party to any threatened or pending legal proceedings.


ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended August 31, 1996.



                                     PART II


ITEM 5.     MARKET FOR THE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
             MATTERS

     The Company's common stock began trading on the NASD's Bulletin Board during March 1994. According to the only firm currently making a market in the Company's securities, both the high and low bid during each fiscal quarter since commencement of trading has remained at $.01 per share of common stock.

     At August 31, 1996, the Company had approximately 65 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.

ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in January of 1992, receiving gross proceeds of $172,650 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $44,114. The net proceeds of the offering, therefore, amounted to $128,571.

     Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $102,175 of that amount was deposited into escrow. By law, funds could not be released from the escrow to the Company until such time as the Company devoted to an identified business an amount equal to or greater than 50% of the gross proceeds of the common stock purchased in the offering (the "Shares") upon the second anniversary of the effective date of the Company's prospectus, unless the escrow was extended by a majority vote of the holder of those Shares. Pursuant to the terms of the escrow agreement entered into, the escrow could not, in any event , be extended beyond a period of four years from the effective date of the Company prospectus
(July 10, 1995).

     The Company had not, as of the fourth anniversary of the effective date of the prospectus (July 10, 1995), entered into any arrangement that would satisfy the condition to the release of the escrowed funds. Accordingly, in July 1995, management distributed the escrowed funds to the holders of Shares on a pro rata basis.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources of stockholders' equity other than the receipt of net proceeds in the amount of $128,571 from its public offering and the distribution of escrowed funds as described in the preceding paragraph. As of August 31, 1996, the Company has on deposit unrestricted cash and accrued interest of $4,629 available for use. While management anticipates that these funds may be sufficient to meet expenses in fiscal 1996 or until a business combination is consummated, such expenses will probably exceed cash resources currently available. In such case, the Company expects to meet any shortfall by seeking to have expenses deferred until after a combination shall have been consummated or, in the alternative, by obtaining additional capital contributions or loans from the Company founding stockholders.

The Company cannot predict to what extent its liquidity and capital resources will be further depleted by the operating losses, if any, of the business entity which the Company eventually acquires.

Results of Operations
     During the fiscal year ended August 31, 1996, and since completing its public offering, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $3,848 and $3,092, no revenues were received by the Company during the fiscal years ended August
31, 1996 and 1995, respectively. Since inception, the Company has earned interest income of $13,033. No other revenues have been received by the Company since inception. The Company experienced a net loss of $9,287 and $11,180, respectively, during the fiscal years ended August 31, 1996 and 1995. Since inception, the Company has experienced a net loss of $40,281.

     For the current fiscal year, the Company anticipates a comparable net loss owing to expenses associated primarily with compliance with reporting requirements. The Company anticipated that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance of the acquired business.

ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The response to this item is being submitted as a separate section of this report beginning on page F-1.


ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     There have been no disagreements with the Company's independent auditors with respect to accounting and financial disclosures.

                                     PART III


ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers of the Company

     The directors and executive officers currently serving the Company are as follows:

      Name              Age       Position Held and Tenure
     ------            -----     --------------------------
      Frank L. Kramer    54       President, Director
                                  since July 13, 1990

      Ronald J. Miller   53       Secretary, Treasurer, Director
                                  since July 13, 1990

     The directors named above will serve until the first annual meeting of the Company's stockholders. Thereafter, directors will be elected for one-year terms at the annual stockholders' meeting. Officers will hold their positions at the pleasure of the board of directors, absent any employment agreement, of which none currently exist or are contemplated. There are no family relationships among the officers and directors.
There is no arrangement or understanding between any of the directors or officers of the Company and any other person pursuant to which any director or officer was or is to be selected as a director or officer.

     The directors and officers will devote their time to the Company's affairs on an "as needed" basis, which, depending on the circumstances, could amount to as little as two hours per month, or as much as forty hours per week, but more than likely will fall within the range of five to ten hours per month.

Certain Significant Employees

     No persons other than the executive officers listed above are considered to be significant employees.

Business Experience

     The following is a brief account of the education and business experience during at least the past five years of the Company's executive officers and directors, indicating their principal occupations and employment during that period, and the names and principal businesses of the organizations in which such occupations and employment were carried out.

Biographical Information

     Frank L. Kramer.
                     Mr. Kramer has served as President and as a director of the Company since July 1990. Since January 1991, Mr. Kramer has been self-employed as a financial consultant in the Denver, Colorado area. From 1987 to December 1990, Mr. Kramer was affiliated with New York Life Insurance Company ("New York Life") as an agent and recruiter. From 1986 until March of 1987, he was an employee and a director of Optimum Manufacturing, Inc., a public company engaged in manufacturing in

Denver, Colorado. From 1981 to late 1987, Mr. Kramer was self-employed as a private financial consultant in the Denver, Colorado area, assisting businesses in arranging interim financing for their business operations, through private and commercial borrowings. He has also been engaged in the structuring and implementing of private financing for the oil and gas and commercial real estate industries. Mr. Kramer was affiliated with New York Life from 1968 through 1981 and was engaged in sales, sales management and estate planning. He became a Chartered Life Underwriter in 1972. From 1973 through 1981, he was General Manager of two of New York Life's general offices. Mr. Kramer has been and is involved in a number of "blind pool" companies as outlined in the following paragraph.

     Mr. Kramer served as president and a director from 1984 to 1987 of
Fi-Tek Corp., a "blind pool" company headquartered in Aurora, Colorado, which completed an offering of securities in 1986. In 1987, Fi-Tek Corp. acquired Boston Technology, Inc. and moved its operations to Cambridge, Massachusetts. From May 1987 to November 1988, Mr. Kramer served as president, treasurer and the chairman of the board of Fi-Tek II, Inc., a
"blind pool" company headquartered in Aurora, Colorado, which completed an offering of securities in July 1988.  In October 1988, Fi-Tek II,
Inc., acquired On Line Communications, Inc. and moved its operations to
San Jose, California.  The company subsequently changed its name to On
Line Network, Inc. and has since ceased operations.  Mr. Kramer also served, commencing in November 1988, as the president, treasurer and a director of Fi-Tek III, Inc., a Delaware-chartered "blind pool"
corporation which completed an offering of securities in September 1989, and which in August 1990 acquired Videoconferencing Systems, Inc., a
Norcross, Georgia-based company.  Effective as of the date of acquisition, Mr. Kramer resigned as president and treasurer, but retained his position on the board of directors.  The Company has since changed its name to VSI Enterprises, Inc. and Mr. Kramer resigned his position as director on July 15, 1991. From February 1987 until December 1989, he was also the treasurer and a director of Bluestone Capital Corp., a
Colorado "blind pool" corporation which completed an offering of securities in November 1988 and which moved its operations to Braintree, Massachusetts after acquiring Dialogue, Inc. in December 1989. The company has since ceased operations.  Mr. Kramer also served as an officer and director of Catalina Capital Corp. ("Catalina"), a Delaware-chartered "blind pool" corporation which completed a public offering of its securities in April 1991 and which moved its operations to
Scottsdale, Arizona after acquiring Explore Technology, Inc. ("Explore")
in August 1992. Mr. Kramer resigned all positions with Catalina upon the closing of the acquisition of Explore. Explore has since changed its name to Instant Video Technology, Inc.  Mr. Kramer also served as president, treasurer and a director of Fi-Tek IV, Inc., a Delaware-
chartered "blind pool" corporation which completed an offering of
securities in September 1990.   During December  1992,   Fi-Tek IV
completed a reverse  acquisition  (stock-for-stock exchange)  of  DBS
Network,   Inc.,   a Mill Valley,   California-based company,   which
through its equity ownership of another entity, held an interest in a permit granted by the Federal Communications Commission for launch and operation of direct broadcast satellites and is otherwise engaged in the automated meter reading business for public utilities from satellites.
Fi-Tek IV has since changed its name to DBS Industries, Inc. The interest in the permit has recently been swapped for common stock in EchoStar Communications, a company traded on the NASDAQ. For approximately a one-month period in October 1990, Mr. Kramer served as a director of
 Power Capital, Inc. (now known as 1st National Film Corp.), a "blind pool" company which completed a public offering of its securities in November 1989. Mr. Kramer is also an officer and director of three other "blind pool" companies, Fi-Tek VI, Inc., Fi-Tek VII, Inc. and Harbour Capital Corp. Fi-Tek VI, Inc. completed a "blind pool" public offering of its securities in January 1992, and Fi-Tek VII, Inc. completed a "blind pool" public offering of its securities in October 1992. Harbour Capital Corp. completed a "blind pool" public offering of its securities in October 1993.

     Mr. Kramer obtained a B.S. Degree in Business Administration from Louisiana State University in 1964.

     Ronald J. Miller.
                      Mr. Miller is the Secretary, Treasurer and a director of the Company. He currently devotes the majority of his time and attention to his personal investments and to other "blind pool" companies in which he holds one or more positions as officer, director, or principal shareholder as described below. Mr. Miller served as secretary and director of Fi-Tek III, Inc., from inception until August 1990, when
Fi-Tek III, Inc. acquired Videoconferencing Systems, Inc. Mr. Miller served from inception until December 1993 as a director of Fi-Tek IV, Inc., and has served since inception as secretary, treasurer, and director of Fi-Tek VI, Inc. and Fi-Tek VII, Inc. See biography of Mr.
Kramer for more information with respect to each of these development stage companies. From March 11, 1988 through the present time, Mr.
Miller has served as president, treasurer and sole director of The
Phoenix Companies , Inc., which is based in Denver, Colorado and incorporated under the laws of the State of Delaware. The Phoenix
Companies, Inc. was formed to "spin-off" publicly held subsidiaries as acquisition candidates of private companies and business opportunities.
The Phoenix Companies, Inc. completed a public offering of its securities in June 1990. The Company currently has no business operations. Since
February 1989, Mr. Miller has served as chief executive officer, secretary, and a director of DataMerge, Inc., a Delaware-chartered company which has developed and is currently marketing a financing sources database software product. From June 1985 until October 26, 1990, Mr. Miller served as a director of Power Capital, Inc. ("Power Capital"), a "blind pool" company which completed a public offering of its securities on November 9, 1989. In October 1990, Power Capital acquired 1st National Film Corp., a
California corporation engaged in the business of acquiring and then distributing completed feature films for family viewing, and changed its name to 1st National Film Corp. Effective as of the acquisition, Mr. Miller resigned as a director, and as secretary and treasurer, having held the latter two positions since October 1, 1990. Mr. Miller also served from April 1987 to May 1990 as a director of Boston Technology, Inc. (formerly
Fi-Tek Corp.), a Delaware corporation, based in Cambridge, Massachusetts, which is involved in the design, manufacture and marketing of voice processing systems. See biography of Mr. Kramer for more information on the history of Fi-Tek Corp. From 1978 to July 31, 1991, Mr. Miller was a partner in the Denver, Colorado law firm of Pred and Miller. Pred and Miller acted as counsel to the Company in connection with its offering of securities, but that firm dissolved as of July 31, 1991 when Mr. Miller decided to withdraw from the practice of law. From 1968 to 1978, Mr. Miller was engaged in the private practice of law in Denver, Colorado, as an associate and a partner in two different law firms. Since 1975, Mr.
Miller has specialized his practice in the areas of securities, corporate and real estate law, and more recently until he withdrew from practice, limited his practice to corporate and securities laws, and mergers and acquisitions. Pred and Miller acted as general corporate and securities counsel for a number of small public companies, and acted as securities counsel for numerous "blind pool" companies, both during their formation and initial public offering, and in the negotiations and acquisition of business opportunities.

     Mr. Miller received a B.A. Degree from Simpson College in 1965, and Juris Doctor degree (magna cum laude) from the University of Denver College of Law in 1968.

ITEM 10.     EXECUTIVE COMPENSATION

             (a) Cash Compensation

     Since inception, no executive officer of the Company has received cash compensation other than reimbursement of expenses incurred on behalf of the Company, except that (i) Mr. Kramer, the Company's President, received $3,000 of salary during the 1993 fiscal year and (ii) a law firm of which Mr. Miller, the Company's Secretary and Treasurer, was a partner until the firm dissolved in July 1991, has received a total of $9,500 for legal services performed since inception. See "Item 12. Certain Relationships and Related Transactions."

             (b) Compensation Pursuant to Plans

                            None.

             (c) Other Compensation

                            None.

             (d) Compensation of Directors

                            None.

             (e) Termination of Employment and Change of Control
                 Arrangements

                            None.


ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
             MANAGEMENT

             (a) & (b) Security Ownership of Certain Beneficial Owners
                       and Management

     As of August 31, 1996, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.00001 per share, its only class of outstanding securities.

Name and Address of     Number of Shares     Percentage
 Beneficial Owner      Owner Beneficially     of Class
-------------------   --------------------  ------------
*Frank L. Kramer             6,150,000             21%
3127 Ramshorn Drive
Castle Rock, CO  80104

*Ronald J. Miller            6,500,000(1)          22%
300 High Street
Denver, CO  80218

Maurice LaFlamme             4,250,000             15%
49 Bay View Drive North
Jamestown, RI  02835

*All directors and          12,650,000             43%
executive officers
(2 people)

(1) Includes 100,000 shares held in an individual retirement account for the benefit of Mr. Miller's spouse, in which shares Mr. Miller disclaims all beneficial interest.

             (c) Changes in Control

     The Company knows of no arrangement or understanding the operation of which may at a subsequent date result in a change of control of the Company.

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Since inception, the Company has sold to its officers, directors and others in a private placement a total of 21,000,000 shares of Common Stock for a total of $18,000 or an average of $.0009 per share. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. No officer, director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

     The Company has paid Pred and Miller, of which Ronald J. Miller, the Company's Secretary, Treasurer and a director, was a partner until the firm dissolved in July 1991, a total of $9,500 in fees for legal work performed in connection with the Company's public offering. The Company has paid to Frank L. Kramer a total salary of $3,000 for services rendered in his capacity as President of the Company.

     The Company does not have any pension, profit-sharing, stock option, stock bonus, or other benefit plans. Such plans may be adopted in the future at the discretion of the Board of Directors.

     The Company presently maintains its offices at the home of its President, for which it pays no rent, and for which it does not anticipate paying rent in the future. The Company anticipates that following the consummation of a business combination with an acquisition candidate, the Company's office will be moved, but cannot predict future office or facility arrangements with officers, directors or affiliates of the Company.

     The Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of stock of the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. As a condition to closing an acquisition, the acquisition candidate may require that additional funds be raised for use by the surviving entity, which may involve the purchase of shares of Common Stock of the Company that are "restricted" (as defined by Rule 144 of the Securities Act of 1933) for a price which may be less than that paid by investors in the public offering. Any payment to current stockholders or purchase of stock by current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

     There have been since inception no transactions, or series of transactions, nor are there any currently proposed transactions, or series of the same to which the Company is a party, in which the amount involved exceeds $60,000 and in which to the knowledge of the Company any director, executive officer, nominee, five percent shareholder or any member of the immediate family of the foregoing persons have or will have a direct or indirect material interest.

                                     PART IV


ITEM 13.     EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON
             FORM 8-K

             (a) Financial Statements and Schedules

     The following Financial Statements are filed as part of this report:

             Independent Auditor's Report of Comiskey & Company     F-1
             Balance Sheet                                          F-2
             Statements of Operations and Accumulated Deficit       F-3
             Statement of Stockholders' Equity                      F-4-5
             Statements of Cash Flows                               F-6
             Notes to Financial Statements                          F-7-9

             (b) Reports on Form 8-K

                            None.

             (c) Exhibits

     The following Exhibits are filed with this report:

Name of Exhibit

     (3.1) Certificate of Incorporation, incorporated by reference to Registration Statement No. 33-37513-D, effective April 14, 1992

     (3.2)     Bylaws, incorporated by reference to Registration
               Statement No. 33-37513-D, effective April 14, 1992

     (4.1)     Rights of Stockholders (included in 3.1 and 3.2 above)

                                   SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Annual Report on Form 10-K SB to be signed on its behalf by the undersigned, duly authorized.

Date:  October 11, 1996                        FI-TEK V, INC.



                                        By:   /s/ Frank L. Kramer
                                              -------------------
                                              Frank L. Kramer, President





     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Financial Officer and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated.


           Name                    Title                       Date
  ----------------------    -------------------            --------------

  /s/ Frank L. Kramer
      Frank L. Kramer      President, Director, and
                           Principal Executive Officer    October 11, 1996


  /s/ Ronald J. Miller
      Ronald J. Miller     Treasurer, Secretary,
                           Director and Principal
                           Financial Officer              October 11, 1996






Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act.

No annual report or proxy materials have been sent to security holders.

                          INDEPENDENT AUDITORS' REPORT



The Board of Directors and Stockholders of
Fi-Tek V, Inc.


We have audited the accompanying balance sheet of Fi-Tek V, Inc. (a development stage company) as of August 31, 1996, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the two years ended August 31, 1996, and for the period from inception (August 3, 1989) to August 31, 1996. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Fi-Tek VI, Inc. as of August 31, 1996, and the results of its operations and its cash flows for each of the two years ended August 31, 1996 and for the period from inception (August 3, 1989) to August 31, 1996 in conformity with generally accepted accounting principles.



Aurora, Colorado
October 28, 1996

                                           COMISKEY & COMPANY
                                           PROFESSIONAL CORPORATION

                                Fi-Tek V, Inc.
                         (A Development Stage Company)
                                 BALANCE SHEET
                                 August 31, 1996


     ASSETS

CURRENT ASSETS
   Cash and cash equivalents                         $     4,610
   Accrued Interest                                           19
                                                      ----------
   Total current assets                                    4,629

                                                      ----------
  TOTAL ASSETS                                       $     4,629
                                                      ==========


     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                  $        49
   Accounts payable - related party                          465
                                                      ----------
  Total current liabilities                                  514

STOCKHOLDERS' EQUITY
   Common stock, $0.00001 par value;
   300,000,000 shares authorized;
   29,977,800 shares issued and
   outstanding at August 31, 1996.                           300
   Preferred stock, $0.00001 par value;
   20,000,000 shares authorized; no shares
   issued and outstanding                                      -
   Additional paid-in capital                             44,096
   Deficit accumulated during the
   development stage                                     (40,281)
                                                      ----------
  Total stockholders' equity                               4,115
                                                      ----------
  TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY         $     4,629
                                                      ==========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-2

                                Fi-Tek V, Inc.
                         (A Development Stage Company)
                   STATEMENTS OF LOSS AND ACCUMULATED DEFICIT



                                Period
                                August 3, 1989
                                (Inception)        For the year
                                to June 30,        ended June 30,
                                1996                  1996       1995
                                -------------      ---------- ----------
REVENUES
   Investment income           $    13,033        $     208  $   3,848
                                ----------         --------   --------
EXPENSES
   General & administrative         52,568            9,495     14,987
   Amortization                        746                -         41
                                ----------         --------   --------
     Total expenses                 53,314            9,495     15,028
                                ----------         --------   --------
NET LOSS                           (40,281)          (9,287)   (11,180)

Accumulated deficit

  Balance, beginning of period           -          (30,994)   (19,814)
                                ----------         --------   --------
  Balance, end of period       $   (40,281)       $ (40,281) $ (30,994)
                                ==========         ========   ========
NET LOSS PER SHARE             $      (NIL)       $    (NIL) $    (NIL)
                                ==========         ========   ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING           24,433,864        29,977,800  29,977,800
                                ==========        ==========  ==========


                The accompanying notes are an integral part
                        of the financial statements
                                     F-3

                                Fi-Tek V, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (August 3, 1989) to August 31, 1996

                                                            Deficit
                          Common stock                      accumulated    Total
                       ------------------       Additional  during the     stock-
                       Number of                paid-in     developments   holders
                       shares        Amount     capital     stage          equity
                       ----------   --------   -----------  ------------  ---------

Common stock issued
 for cash, August
 18, 1989 at
 $0.0001 per share      4,000,000   $     40   $       460  $          -  $     500
                       ----------   --------   -----------  ------------  ---------
Balance
 August 31, 1989        4,000,000         40           460             -        500

Common stock issued
 for cash:

 July 13, 1990 at
  $0.003 per share      1,000,000   $     10   $     2,990  $          -  $   3,000
 July 20, 1990 at
  $0.0003 per share     4,000,000   $     40   $     1,260  $          -  $   1,300
 July 23, 1990 at
  $0.0003 per share     4,500,000   $     45   $     1,390  $          -  $   1,435
 July 24, 1990 at
  $0.003 per share        115,000   $      1   $       344  $          -  $     345
 July 26 1990 at
  $0.003 per share        400,000   $      4   $     1,196  $          -  $   1,200
 July 30, 1990 at
  $0.003 per share      1,000,000   $     10   $     2,990  $          -  $   3,000
 August 2, 1990 at
  $0.003 per share        985,000   $     10   $     2,945  $          -  $   2,955
 August 7, 1990 at
  $0.0003 per share     1,000,000   $     10   $       255  $          -  $     265
 August 17, 1990 at
  $0.001 per share      4,000,000   $     40   $     3,960  $          -  $   4,000
                       ----------   --------   -----------  ------------  ---------
                       21,000,000        210        17,790             -     18,000

Net loss for the
 year ended
  August 31, 1990               -          -             -          (303)      (303)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1990       21,000,000        210        17,790          (303)    17,697

Net loss for the
 year ended
  August 31, 1991               -          -             -        (3,025)    (3,025)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1991       21,000,000        210        17,790        (3,328)    14,672

Common stock issued
 on closing of public
  offering, January
  24,  1992 at
  $0.02 per share       8,632,500   $     87   $   172,564  $          -  $ 172,651

                          (Continued on page F-5)
                The accompanying notes are an integral part
                        of the financial statements
                                     F-4

                                Fi-Tek V, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (August 3, 1989) to August 31, 1996

                                                            Deficit
                          Common stock                      accumulated    Total
                       ------------------       Additional  during the     stock-
                       Number of                paid-in     developments   holders
                       shares        Amount     capital     stage          equity
                       ----------   --------   -----------  ------------  ---------

Common stock issued
 on closing of public
  offering, January
  24,  1992 at
  $0.0001 per share       345,300   $      3   $        31  $          -  $      34

Deferred offering costs         -          -       (44,114)            -    (44,114)

Net loss for the
 year ended
  August 31, 1992               -          -             -        (8,539)    (8,539)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1992       29,977,800        300       146,271       (11,867)   134,704

Net loss for the
 year ended
  August 31, 1993               -          -             -        (4,801)    (4,801)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1993       29,977,800        300       146,271       (16,668)   129,903

Net loss for the
 year ended
  August 31, 1994               -          -             -        (3,146)    (3,146)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1994       29,977,800        300       146,271       (19,814)   126,757

Refund of investors'
 monies held
  in escrow                     -          -      (102,175)            -   (102,175)

Net loss for the
 year ended
  August 31, 1995               -          -             -        (8,416)    (8,416)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1995       29,977,800        300        44,096       (28,230)    16,166

Net loss for the
 year ended
  August 31, 1996               -          -             -        (9,287)    (9,287)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1996       29,977,800   $    300   $    44,096  $    (37,517) $   6,879
                       ==========    =======    ==========   ===========   ========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-5

                                Fi-Tek V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


                                Period
                                August 3, 1989
                                (Inception)        For the year
                                to August 31,      ended August 31,
                                1996                  1996       1995
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                    $   (40,281)       $  (9,287) $ (11,180)
   Adjustments to reconcile
     net loss to net cash used
     in operating activities:
        Amortization                   745                -         41
        Decrease (increase) in
         accrued interest              (19)              (6)        49
        Increase (decrease) in
         accounts payable               49             (389)      (467)
        Increase (decrease) in
         accounts payable -
         related party                 465              (35)        66
                                ----------         --------   --------
      Net cash used by
           operating activities    (39,041)          (9,717)   (11,491)

CASH FLOWS FROM
  INVESTING ACTIVITIES
    Increase in organization costs    (745)               -          -
                                ----------         --------   --------
      Net cash used by
           investing activities       (745)               -          -

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of common stock        190,685                -          -
   Deferred offering costs paid    (44,114)               -          -
   Statutory escrow contribution  (102,175)               -          -
                                ----------         --------   --------
      Net cash provided by
        financing activities        44,396                -          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS               4,610           (9,717)   (11,491)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -           14,327     25,818
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $     4,610        $   4,610  $  14,327
                                ==========         ========   ========

                The accompanying notes are an integral part
                        of the financial statements

                                Fi-Tek V, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  August 31, 1996



1. Summary of Significant Accounting Policies
   ------------------------------------------
Development Stage Company
Fi-Tek V, Inc. (the "Company") was incorporated under the laws of the State of Delaware on August 3, 1989. Its office is located at the office of its President at 3127 Ramshorn Drive, Castle Rock, Colorado 80104.

The Company is a new enterprise in the development stage as defined by Statement No. 7 of the Financial Accounting Standards Board and has not engaged in any business other than organizational efforts, raising capital, and investigating business opportunities. It has no full-time employees and owns no real property. The Company intends to seek out and take advantage of business opportunities that may have potential for profit and, to that end, intends to acquire properties or businesses, or a controlling interest therein. Management of the Company will have virtually unlimited discretion in determining the business activities in which the Company might engage.

The Company currently does not own any properties or an interest in any business. Moreover, it has not identified any properties or business opportunities that it shall seek to acquire, has no understanding or arrangement to acquire any properties or business interests, and has not identified any specific geographical area, industry, or type of business in which it intends to operate.

Accounting Method
The Company records income and expense on the accrual method.

Fiscal Year
The Company has selected a August 31 fiscal year end.

Organization Costs
Organization costs are amortized over a 60-month period using the straight-line method.

Deferred Offering Costs
Costs associated with the public offering have been charged to the proceeds of the offering.

Loss Per Share
Loss per share was computed using the weighted average number of shares outstanding during the period. Shares issued to insiders in anticipation of a public offering have been accounted for as outstanding since inception.

Statement of Cash Flows
For purposes of the statement of cash flows, the Company considers all highly liquid debt instruments purchased with an original maturity date of three months or less to be cash equivalents.

Use of Estimates
The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that effect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

                                Fi-Tek V, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  August 31, 1996

2. Stockholders' Equity
   --------------------
   Issuance of Common Stock
The Company's Certificate of Incorporation authorizes the issuance of 300,000,000 shares of common stock with a par value of $0.00001 per share. Each record holder of common stock is entitled to one vote for each share held on all matters properly submitted to the stockholder for their vote. Cumulative voting for the election of directors is not permitted by the Certificate of Incorporation.

   Preferred Stock
The Company's Certificate of Incorporation authorizes issuance of 20,000,000 shares of preferred stock with a par value of $0.00001 per share. The Board of Directors of the Company is authorized to issue preferred stock from time to time in series and is further authorized to establish such series, to fix and determine the variations in the relative rights and preferences as between the series, and to allow for the conversion of preferred stock into common stock. No preferred stock has been issued by the Company.

   Public Offering
On January 24, 1992, the Company completed its initial public offering after selling 8,632,500 units. Each unit consists of one share of common stock, one Class A warrant, and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of common stock at a price of $0.12 per share and $0.20 per share, respectively, any time through July 10, 1997 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.0001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At August 31, 1996, no warrants have been exercised.

The Company received net proceeds from the offering of $128,571 after deducting offering costs of $44,114.

Included in the proceeds the Company received from the offering is $34 from the underwriter for 345,300 shares of the Company's common stock at $0.0001 per share.

3. Restricted Cash
   ---------------
The Colorado Securities Act, effective July 1, 1990, provides that where less than 75 percent of the net proceeds from the sale of securities are committed for the use in one or more specific lines of business, 80 percent of the net proceeds received by the issuer shall be placed in escrow until (i) an amount equal to at least 50 percent of the gross proceeds of the offering is committed for use in one or more specific lines of business, and (ii) notice of the proposed release has of the escrowed funds has been on file with the Colorado Division of Securities for at least nine days. In compliance, the Company has escrowed $102,175 of investor monies.

Under Colorado law, the escrowed funds are to be distributed upon the second anniversary of the date of the public offering, unless the escrow is extended by a vote of the public shareholders. The escrow may not, in any case be extended beyond the fourth anniversary of the date of the offering.

Accordingly, effective July 28, 1995, the fourth anniversary of the date of the Company's prospectus, the Company refunded $102,175 to those holders of record of the securities sold pursuant to the offering on a pro rata basis based on the number of shares held as of July 10, 1995.

-8

4. Related Party Transactions
   --------------------------
The Company maintains its offices at the home of its President for which it pays no rent, and for which it does not anticipate paying rent in the future.

The Company paid Pred & Miller, its former securities counsel $3,782 for expenses and services rendered through August 31, 1991 in connection with he public offering of the Company's common stock. During July 1991, the law firm of Pred and Miller was dissolved and the Company retained the law firm of Heather Zane Anderson, P.C. for which the Company incurred $1,909 and $405 for legal services provided during the fiscal years 1996 and 1995, respectively. Heather Zane Anderson is a shareholder of the Company.

In the event the Company successfully completes the acquisition of a business opportunity, the Board of Directors may award a finder's fee to an officer or affiliate of the Company, or to a third party, if the acquisition is originated due to his or her efforts. The cash portion of this fee, in the aggregate, if paid to officers of affiliates, will not exceed 10% of the gross proceeds of the offering, and may be less.

Effective January 1, 1994, the Company has agreed to pay its secretary/treasurer $25 per month for bookkeeping services. During the years ended August 31, 1996 and 1995, the Company incurred expenses for this purpose of $300 and $300, respectively.

As of August 31, 1996, the Company's officers and directors own and control 12,975,000 shares of the Company's common stock, representing approximately 43% of the Company's issued and outstanding common stock.

5. Income Taxes
   ------------
The Company has Federal net operating loss carryforwards of approximately $40,000 expiring between 2008 and 2012. The tax benefit of these net operating losses, which totals approximately $6,000, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the year ended August 31, 1996 the valuation allowance increased by $1,875.