Form 10QSB
period 1996-11-30
FI TEK V INC
filed 1997-01-13
CIK 869026

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1996

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

                                                        Shares  Outstanding
            Class of Securities                         at December 31, 1996
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

         Signatures .............................................. 10

To the Board of Directors and Stockholders of Fi-Tek V, Inc.


The accompanying balance sheet of Fi-Tek V, Inc. (a development stage company), as of November 30, 1996, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Aurora, Colorado
December 31, 1996

                                                     COMISKEY & COMPANY
                                                     PROFESSIONAL CORPORATION

                                  Fi-Tek V, Inc.
                            (A Development Stage Company)
                                  BALANCE SHEET
                                November 30, 1996





         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   4,433
   Accrued Interest                                                         19
                                                                      --------
         Total current assets                                            4,452
                                                                      --------
         TOTAL ASSETS                                                $   4,452
                                                                      ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $   1,483
   Accounts payable - related party                                        548
                                                                      --------

         Total current liabilities                                       2,031


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 300,000,000
      shares authorized; 29,977,800 shares issued
      and outstanding                                                      300
   Additional paid-in capital                                           44,096
   Deficit accumulated during the
      development stage                                                (41,975)
                                                                      ---------
         Total stockholders' equity                                      2,421
                                                                      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   4,452
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                               Period
                               August 3,       Three         Three
                               1989            Months        Months
                               (Inception)     ended         ended
                               to November     November      November
                               30, 1996        30, 1996      30, 1995
                               ----------      ----------    ----------
REVENUES
  Investment income           $  13,060       $      28     $     115


EXPENSES
  General & Administrative       54,290           1,722         3,741
  Amortization                      745               -             -
                                --------        --------      --------
        Total expenses           55,035           1,722         3,741
                                --------        --------      --------
NET LOSS                        (41,975)         (1,694)       (3,626)

Accumulated deficit
  Balance,
    beginning of period               -         (40,281)      (30,994)
                                --------        --------      --------
  Balance,
        end of period        $  (41,975)     $  (41,975)    $ (34,620)
                                ========        ========      ========
NET LOSS PER SHARE           $     (NIL)     $     (NIL)    $    (NIL)
                                ========        ========      ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING         24,622,390      29,977,800    29,977,800
                             ==========      ==========    ==========


       The accompanying notes are an integral part of the financial statements.
                                          5

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS

                                          Period
                                          August 3,      Three        Three
                                          1989           Months       Months
                                          (Inception)    ended        ended
                                          to November    November     November
                                          30, 1996       30, 1996     30, 1995
                                          ----------     ----------   ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                               $ (41,975)     $  (1,694)   $  (3,626)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                             745              -            -
      Decrease (increase) in accrued interest  (19)             -           (7)
      Increase (decrease) in accounts
        payable                              1,483          1,434         1,685
      Increase (decrease) in accounts
        payable - officer                      548             83           576
                                          ---------      ---------     ---------
    Net cash used by operating
      activities                           (39,218)          (177)       (1,372)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                     (745)             -            -
                                          ---------      ---------    ---------
    Net cash used by
      investing activities                    (745)             -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                 190,685              -            -
  Deferred offering costs
    paid                                   (44,114)             -            -
  Statutory escrow contribution           (102,175)             -            -
                                          ---------      ---------    ---------
    Net cash provided (used)
      by financing activities               44,396              -            -
                                          ---------      ---------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                  4,433           (177)      (1,372)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            -          4,610       14,327
                                          ---------      ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                          $   4,433      $   4,433    $  12,955
                                          =========      =========    =========


       The accompanying notes are an integral part of the financial statements.
                                          6
[FN]

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  November 30, 1996



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Fi-Tek V, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulation, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and reoccurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 1996.

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

     After subtracting the portion of offering proceeds that was deposited into escrow, the Company received remaining net proceeds of $26,396. That amount, therefore, represented the only offering proceeds that would be available for use by the Company prior to the release of funds from escrow. The Company had liquid cash assets of $4,433 as of November 30, 1996.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds. At
November 30, 1996 (quarter end), the Company had current assets of $4,452 and total assets of $4,452. These figures compare to $12,975 in current assets and $14,455 in total assets at November 30, 1995, the total assets in the latter periods consisting primarily of cash The decreases in current and total assets from the quarter ended November 30, 1995 to the comparable period in 1996 are attributable to the fact that the Company's expenses during the quarter ended November 30, 1996 exceeded the Company's receipt during that quarter of interest earned on cash balances.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended November 30, 1996, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $28 and $115, respectively no revenues were received by the Company during the quarters ended November 30, 1996 and 1995. No other revenues, except interest income of $13,061, have been received by the Company since inception. The Company experienced a net loss of $1,694 and $3,626, respectively, during the quarters ended November 30, 1996 and 1995. This decrease in net loss is attributable primarily to lower expenses in the current quarter.

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