Form 10QSB
period 1997-02-28
FI TEK V INC
filed 1997-04-14
CIK 869026

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1997

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37203-D


                                  FI-TEK V, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                    84-1148210
_______________________________          __________________________________
(State or other jurisdiction of         (IRS Employer Identification No.)
incorporation or organization)

3127 Ramshorn Drive, Castle Rock, Colorado                           80104
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

         Signatures .............................................. 10

To the Board of Directors and Stockholders of Fi-Tek V, Inc.


The accompanying balance sheet of Fi-Tek V, Inc. (a development stage company), as of February 28, 1997, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Aurora, Colorado
April 10, 1997

                                                     COMISKEY & COMPANY
                                                     PROFESSIONAL CORPORATION

                                  Fi-Tek V, Inc.
                            (A Development Stage Company)
                                  BALANCE SHEET
                                February 28,1997





         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   1,716
                                                                      --------
         Total current assets                                            1,716
                                                                      --------
         TOTAL ASSETS                                                $   1,716
                                                                      ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      29
   Accounts payable - related party                                         81
                                                                      --------

         Total current liabilities                                         110


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 300,000,000
      shares authorized; 29,977,800 shares issued
      and outstanding                                                      300
   Additional paid-in capital                                           44,096
   Deficit accumulated during the
      development stage                                                (42,790)
                                                                      ---------
         Total stockholders' equity                                      1,606
                                                                      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   1,716
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                               Period
                               August 3,      Three       Three      Six         Six
                               1989           Months      Months     Months      Months
                               (Inception)    ended       ended      ended       ended
                               to February    February    February   February    February
                               28, 1997       28, 1997    29, 1996   28, 1997    29, 1996
                               -----------    --------    --------   --------    --------
REVENUES
  Investment income           $  13,072      $      12   $      40         40         155


EXPENSES
  General & Administrative       55,117            827       3,557      2,549       7,298
  Amortization                      745              -           -          -           -
                               -----------    --------    --------   --------    --------
        Total expenses           55,862            827       3,557      2,549       7,298
                               -----------    --------    --------   --------    --------
NET LOSS                        (42,790)          (815)     (3,517)    (2,509)     (7,143)

Accumulated deficit
  Balance,
    beginning of period               -        (41,975)    (34,620)   (40,281)    (30,994)
                                 ---------    --------    --------   --------    --------
  Balance,
        end of period        $  (42,790)    $  (42,790)  $ (38,137)   (42,790)    (38,137)
                                ========       ========    ========   =======    ========
NET LOSS PER SHARE           $     (NIL)    $     (NIL)  $    (NIL)  $   (NIL)  $    (NIL)
                                ========       ========    ========   =======    ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING         24,796,645     29,977,800  29,977,800 29,977,800  29,977,800
                             ==========     ==========  ========== ==========  ==========


       The accompanying notes are an integral part of the financial statements.
                                          5

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS

                                          Period
                                          August 3,      Six          Six
                                          1989           Months       Months
                                          (Inception)    ended        ended
                                          to February    February     February
                                          28, 1997       28, 1997     29, 1996
                                          ----------     ----------   ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                               $ (42,790)     $  (2,509)   $  (7,143)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                             745              -            -
      Decrease (increase) in accrued interest    -             19           (7)
      Increase (decrease) in accounts
        payable                                 29            (20)         (42)
      Increase (decrease) in accounts
        payable - officer                       81           (384)         (346)
                                          ---------      ---------     ---------
    Net cash used by operating
      activities                           (41,935)        (2,894)       (7,538)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                     (745)             -            -
                                          ---------      ---------    ---------
    Net cash used by
      investing activities                    (745)             -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                 190,685              -            -
  Deferred offering costs
    paid                                   (44,114)             -            -
  Statutory escrow contribution           (102,175)             -            -
                                          ---------      ---------    ---------
    Net cash provided (used)
      by financing activities               44,396              -            -
                                          ---------      ---------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                  1,716         (2,894)      (7,538)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            -          4,610       14,327
                                          ---------      ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                          $   1,716      $   1,716    $   6,789
                                          =========      =========    =========


       The accompanying notes are an integral part of the financial statements.
                                          6
[FN]

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  February 28,1997



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

     After subtracting the portion of offering proceeds that was deposited into escrow, the Company received remaining net proceeds of $26,396. That amount, therefore, represented the only offering proceeds that would be available for use by the Company prior to the release of funds from escrow. The Company had liquid cash assets of $1,716 as of February 28,1997.

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

     Except as described in the preceding paragraph, the Company anticipates that its capital needs will be minimal until it shall have identified a business opportunity with which to combine. In pursuing a combination transaction, the Company is likely to incur significant additional expenses. The Company is unlikely to meet such expenses with its current liquid capital resources.
The Company will seek to meet such expenses by seeking to have payment of them deferred until after the combination shall have been consummated or, in the alternative, by obtaining loans or other capital contributions from the Company's founding stockholders.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds. At
February 28,1997 (quarter end), the Company had current assets of $1,716 and total assets of $1,716. These figures compare to $6,809 in current assets and $6,809 in total assets at February 29,1996, the total assets in the latter periods consisting primarily of cash. The decreases in current and total assets from the quarter ended February 28,1997 to the comparable period in 1996 are attributable to the fact that the Company's expenses during the quarter ended February 28,1997 exceeded the Company's receipts during that quarter of interest earned on cash balances.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended February 28,1997, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $12 and $40, respectively no revenues were received by the Company during the quarters ended February 28, 1997 and February 29, 1996. No other revenues, except interest income of $13,072, have been received by the Company since inception. The Company experienced a net loss of $815 and $3,557, respectively, during the quarters ended February 28,1997 and February 29, 1996. This decrease in net loss is attributable primarily to lower expenses in the current quarter.

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