Form 10QSB
period 1997-05-31
FI TEK V INC
filed 1997-07-11
CIK 869026

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1997

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

                                                        Shares  Outstanding
            Class of Securities                         at June 30, 1997
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

         Signatures .............................................. 10

To the Board of Directors and Stockholders of Fi-Tek V, Inc.


The accompanying balance sheet of Fi-Tek V, Inc. (a development stage company), as of May 31, 1997, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Aurora, Colorado
July 3, 1997

                                                     COMISKEY & COMPANY
                                                     PROFESSIONAL CORPORATION

                                  Fi-Tek V, Inc.
                            (A Development Stage Company)
                                  BALANCE SHEET
                                   May 31,1997





         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   1,156
                                                                      --------
         Total current assets                                            1,156
                                                                      --------
         TOTAL ASSETS                                                $   1,156
                                                                      ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      82
   Accounts payable - related party                                        190
                                                                      --------

         Total current liabilities                                         272


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 300,000,000
      shares authorized; 29,977,800 shares issued
      and outstanding                                                      300
   Additional paid-in capital                                           44,096
   Deficit accumulated during the
      development stage                                                (43,512)
                                                                      ---------
         Total stockholders' equity                                        884
                                                                      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   1,156
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                               Period
                               August 3,      Three       Three      Nine        Nine
                               1989           Months      Months     Months      Months
                               (Inception)    ended       ended      ended       ended
                               to May 31,     May 31,     May 31,    May 31,     May 31,
                               1997           1997        1996       1997        1996
                               -----------    --------    --------   --------    --------
REVENUES
  Investment income           $  13,078      $       6   $      26         46         180


EXPENSES
  General & Administrative       55,845            728       1,340      3,277       8,638
  Amortization                      745              -           -          -           -
                               -----------    --------    --------   --------    --------
        Total expenses           56,590            728       1,340      3,277       8,638
                               -----------    --------    --------   --------    --------
NET LOSS                        (43,512)          (722)     (1,314)    (3,231)     (8,458)

Accumulated deficit
  Balance,
    beginning of period               -        (42,790)    (38,137)   (40,281)    (30,993)
                                 ---------    --------    --------   --------    --------
  Balance,
        end of period        $  (43,512)    $  (43,512)  $ (39,451)   (43,512)    (39,451)
                                ========       ========    ========   =======    ========
NET LOSS PER SHARE           $     (NIL)    $     (NIL)  $    (NIL)  $   (NIL)  $    (NIL)
                                ========       ========    ========   =======    ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING         24,963,429     29,977,800  29,977,800 29,977,800  29,977,800
                             ==========     ==========  ========== ==========  ==========


       The accompanying notes are an integral part of the financial statements.
                                          5

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS

                                          Period
                                          August 3,      Six          Six
                                          1989           Months       Months
                                          (Inception)    ended        ended
                                          to May 31,     May 31,      May 31,
                                          1997           1997         1996
                                          ----------     ----------   ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                               $ (43,512)     $  (3,231)   $  (8,458)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                             745              -            -
      Decrease (increase) in accrued interest    -             19           (6)
      Increase (decrease) in accounts
        payable                                 82             33         (402)
      Increase (decrease) in accounts
        payable - officer                      190           (275)         (226)
                                          ---------      ---------     ---------
    Net cash used by operating
      activities                           (42,495)        (3,454)       (9,092)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                     (745)             -            -
                                          ---------      ---------    ---------
    Net cash used by
      investing activities                    (745)             -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                 190,685              -            -
  Deferred offering costs
    paid                                   (44,114)             -            -
  Statutory escrow contribution           (102,175)             -            -
                                          ---------      ---------    ---------
    Net cash provided (used)
      by financing activities               44,396              -            -
                                          ---------      ---------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                  1,156         (3,454)      (9,092)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            -          4,610       14,327
                                          ---------      ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                          $   1,156      $   1,156    $   5,235
                                          =========      =========    =========


       The accompanying notes are an integral part of the financial statements.
                                          6
[FN]

                                    Fi-Tek V, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                     May 31,1997



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

     After subtracting the portion of offering proceeds that was deposited into escrow, the Company received remaining net proceeds of $26,396. That amount, therefore, represented the only offering proceeds that would be available for use by the Company prior to the release of funds from escrow. The Company had liquid cash assets of $1,156 as of May 31,1997.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds. At
May 31,1997 (quarter end), the Company had current assets of $1,156 and total assets of $1,156. These figures compare to $5,254 in current assets and $5,254 in total assets at May 31,1996, the total assets in the latter periods consisting primarily of cash. The decreases in current and total assets from the quarter ended May 31,1997 to the comparable period in 1996 are attributable to the fact that the Company's expenses during the quarter ended May 31,1997 exceeded the Company's receipts during that quarter of interest earned on cash balances.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended May 31,1997, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $6 and $26, respectively no revenues were received by the Company during the quarters ended May 31, 1997 and 1996, resepctively. No other revenues, except interest income of $13,078, have been received by the Company since inception. The Company experienced a net loss of $722 and $1,314, respectively, during the quarters ended May 31,1997 and 1996, respectively. This decrease in net loss is attributable primarily to lower expenses in the current quarter.

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