Form 10KSB
period 1997-08-31
FI TEK V INC
filed 1998-04-24
CIK 869026

[LEGEND]
THE FOLLOWING SUBMISSION WAS SUBMITTED ON DECEMBER 15, 1997, FOR THE YEAR
ENDED AUGUST 31, 1997 10-KSB FOR FI-TEK V, INC.  THERE WERE CERTAIN ERRORS
IN THE SUBMISSION AND IT WAS SUSPENDED ON DECEMBER 15, 1997. WE WERE NOT NOTIFIED OF THE SUSPENSION, AND THEREFORE MADE NO ATTEMPT TO CORRECT THE FILING HOWEVER, THE ORIGINAL SUBMISSION WAS DELETED FROM THE EDGAR SYSTEM AND AS
A RESULT THE 10-KSB APPEARS TO BE LATE. IN AN ATTEMPT TO CORRECT THIS SITUATION, THE FOLLOWING 10-KSB IS RESPECTFULLY RESUBMITTED.
[/LEGEND]

                                  CONFORMED COPY

                                   FORM 10-K SB

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

    (X) 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended August 31 1997

                                       OR

        15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    Commission file number: 33-37203-D


                                    FI-TEK V, INC.
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

           Delaware                                     84-1148210
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation of organization)

3127 Ramshorn Drive, Castle Rock, Colorado                               80104
-------------------------------------------------------------------------------
   (Address of principal executive offices) (Zip Code)

                               (303) 660-1710
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:      None

Securities registered pursuant to Section 12(g) of the Act:      None

     Indicate by check mark whether the registrant (l) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or such shorter period that the registrant was required to file such reports), and
(2) has been subject to such riling requirements for at least the past 90 days -

   Yes  X   No
       ---     ---

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained. to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K SB or any amendment to this form 10-K SB.

   Yes  X   No
       ---     ---

     As of November 27, 1997, the aggregate value of the 12,752,800 shares of voting stock held by non-affiliates of the registrant was $127,528.

     The number of shares outstanding of the registrant's only class of common stock, as of November 27, 1997, was 29,977,800.

     Registration Statement 33-37513-D, as amended, is incorporated into
Part I of this Report.

     Exhibit Index is located at Page 12.

                                   PART I

   ITEM 1.     BUSINESS

General
     Fi-Tek V, Inc. (the "Registrant" or the "Company") was incorporated under the laws of the State or Delaware on August 3, 1989, for the primary purpose of seeking out acquisitions or properties businesses or merger candidates, without limitation as to the nature of the business operations or geographic area of the acquisition candidate. From inception through January 24, 1992, the Company's activities were directed primarily toward the obtaining or capital with which to pursue the business plan summarized in the preceding sentence.

     On January 24, 1992, the Company completed its public offering of securities, receiving gross proceeds or $172,650 from the sale of 8,632,500 units of the Company's securities, such units (the "Units") consisting of common stock and common stock purchase warrants (the "Offering") - The underwriter of the Company's Offering, pursuant to the Underwriting Agreement, purchased 345,300 shares of the Company's common stock for the nominal amount of $35,

     Pursuant to the Colorado Securities Act $102,175 of the proceeds of the Offering was deposited into an escrow account. The funds were to be released to the Company only upon satisfaction of the condition (the "Escrow Condition") that at least fifty per cent of the gross proceeds of the Offering be committed to one or more specific lines of business by no later than the fourth anniversary of the date of the Company's prospectus. The Escrow Condition had not been satisfied as of the fourth anniversary, or by July 10. 1995, and, accordingly, the Company distributed those funds pro rata to those persons who were owners of the shares of common stock purchased in the Offering. See "Liquidity and Capital Resources" under Item 6, Management's Discussion and Analysis of Financial Condition and
Results of Operations, in Part II, below.

    After completion of the offering, the Company began the process of identification and evaluation of prospective acquisition candidates, which process has included the solicitation of information from a variety of sources within the general financial community as well as from contacts established by management. This process is more fully described in the Company's Prospectus, dated July 10, 1991, which Prospectus is incorporated herein by this reference. The Company entered into two letters of intent with acquisition candidates in the third and fourth quarters of 1995, but the Company subsequently terminated those letters of intent without having entered into a binding agreement with those candidates.

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


   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter or the fiscal year ended August 31, 1997.


                                   PART II

   ITEM 5.     MARKET FOR THIE COMPANY'S COMMON STOCK AND RELATED STOCKHOLDER
               MATTERS

     The Company's common stock began trading on the NASD's Bulletin Board during March 1994. According to the only firm currently making a market in the Company's securities, both the high and low bid during each fiscal quarter since commencement of trading has remained at $.01 per share of common stock.

     At August 31, 1997, the Company had approximately 65 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.

   ITEM 6. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in January of l992, receiving gross proceeds of $172,650 (including proceeds from the sale of warrants to the underwriter of the offering). Total costs of the offering amounted to $44,114. The net proceeds of the offering, therefore, amounted to $128,571.

     Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $102,175 of that amount was deposited into escrow. By law, funds could not be released from the escrow to the Company until such time as the company devoted to an identified business an amount equal to or greater than 50% of the gross proceeds of the common stock purchased in the offering (the "Shares") upon the second anniversary of the effective date of the Company's prospectus, unless the escrow was extended by a majority vote of the bolder of those Shares. Pursuant to the terms of the escrow agreement entered into, the escrow could not, in any event, be extended beyond a period of four years from the effective date of the Company prospectus
(July 10, 1995).

     The Company had not, as of the fourth anniversary of the effective date of the prospectus (July 10, 1995), entered into any arrangement that would satisfy the condition to the release of the escrowed funds. Accordingly, in July 1995, management distributed the escrowed funds to the holders of Shares on a pro rata basis.

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $128,571 from its public offering and the distribution of escrowed funds as described in the preceding paragraph. As of August 31, 1997, the Company has on deposit unrestricted cash and accrued interest of $623 available for use. Management anticipates that these funds will not be sufficient to meet expenses in fiscal 1997 or until a business combination is consummated. In such case the Company expects to meet any shortfall by seeking to have expenses deferred until after a combination shall have been consummated or, in the alternative, by obtaining additional capital contributions or loans from the Company's founding stockholders.

The Company cannot predict to what extent its liquidity and capital resources will be further depleted by the operating losses, if any of the business entity which the Company eventually acquires.

Results of Operations

    During the fiscal year ended August 31, 1997, and since completing its public offering, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $46 and $208, no revenues were received by the Company during the fiscal years ended August 31, 1997 and 1996, respectively. Since inception, the Company has earned interest income of $13,079. No other revenues have been received by the Company since inception. The Company experienced a net loss of $3,872 and $9,287, respectively, during the fiscal years ended August 31, 1997 and 1996. Since inception, the Company has experienced a net loss of $44,153.

     For the current fiscal year, the Company anticipates a comparable net loss owing to expenses associated primarily with compliance with reporting requirements. The Company anticipates that until a business combination is completed with an acquisition candidate, it will not generate revenues other than interest income, and may continue to operate at a loss after completing a business combination, depending upon the performance or the acquired business.

   ITEM 7.     FINANCIAL STATEMENTS AND SUPPLEMENTAL DATA

     The response to this item is being submitted as a separate section of this report beginning on page F-l.


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

                                   PART III


   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers of the Company

     The directors and executive officers currently serving the Company are as follows:

     Name                    Age           Position Held and Tenure
-----------------------     -----         ---------------------------

      Frank L, Kramer        55            President, Director
                                                since July 13, 1990

      Ronald J. Miller       54            Secretary, Treasurer, Director
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

Business Experience

     The following is a brief account of the education and business experience during at least the past five years of the Company's executive officers and directors, indicating their principal occupations and employment during that period, and the names and principal businesses or the organizations in which such occupations and employment were carried out.

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

     Mr. Kramer served as president and a director from 1984 to 1987 of Fi-Tek Corp., a "blind pool" company headquartered in Aurora, Colorado, which completed an offering of securities in 1986. In 1987, Fi-Tek Corp. acquired Boston Technology, Inc. and moved its operations to Cambridge, Massachusetts. From May 1987 to November 1988, Mr. Kramer served as president, treasurer and the chairman of the board of Fi-Tek II Inc., a "blind pool" company headquartered in Aurora, Colorado, which completed an offering of securities in July 1988. In October 1988, Fi-Tek II,
Inc., acquired On Line Communications, Inc and moved its operations to San Jose, California. The company subsequently changed its name to On
Line Network, Inc, and has since ceased operations. Mr. Kramer also served, commencing in November 1988, as the president, treasurer and a director of Fi-Tek III, Inc., a Delaware-chartered "blind pool" corporation which completed an offering or securities in September 1989, and which in August 1990 acquired Videoconferencing Systems, Inc., a Norcross, Georgia-based company. Effective as of the date of acquisition, Mr. Kramer resigned as president and treasurer, but retained his position on the board of directors. The Company has since changed its name to VSI Enterprises, Inc. and Mr. Kramer resigned his position as director on July 15, 1991. From February 1987 until December 1989, he was also the treasurer and a director of Bluestone Capital Corp., a Colorado "blind pool" corporation which completed an offering of securities in November 1988 and which moved its operations to Braintree, Massachusetts after acquiring Dialogue, Inc. in December 1989. The company has since ceased operations. Mr. Kramer also served as an officer and director of Catalina Capital Corp. ("Catalina"), a Delaware-chartered "blind pool" corporation which completed a public offering of its securities in April 1991 and which moved its operations to Scottsdale, Arizona after acquiring Explore Technology, Inc. ("Explore") in August 1992. Mr. Kramer resigned all positions with Catalina upon the closing of the acquisition of Explore. Explore has since changed its name to Instant Video Technology, Inc. Mr. Kramer also served as president, treasurer and a director of Fi-Tek IV, Inc., a Delaware-chartered "blind pool" corporation which completed an offering of securities in September 1990. During December 1992, Fi-Tek IV completed a reverse acquisition (stock-for-stock exchange) of DBS
Network, Inc., a Mill Valley, California-based company, which through its equity ownership of another entity, held an interest in a permit granted by the Federal Communications Commission for launch and operation of direct broadcast satellites and is otherwise engaged in the automated meter reading business for public utilities from satellites. Fi-Tek IV has since changed its name to DBS Industries, Inc. The interest in the permit has recently been swapped for common stock in EchoStar Communications, a company traded on the NASDAQ. For approximately a one-month period in October 1990, Mr. Kramer served as a director of Power Capital, Inc. (now known as 1st National Film Corp.), a "blind pool" company which completed a public offering of its securities in November 1989. Mr. Kramer is also an officer and director of two other "blind pool" companies, Fi-Tek VII, Inc, and Harbour Capital Corp. Fi-Tek VII, Inc. completed a "blind pool" public offering of its securities in October 1992. Harbour Capital Corp. completed a "blind pool" public offering of its securities in October 1993. Mr. Kramer also served as an officer and director of Fi-Tek VI, Inc., a "blind pool" company, from its inception in January 1990 until September 1997, at which time Fi-Tek VI completed a reverse acquisition with Psychrometric Systems, Inc. ("PSI"), and Mr. Kramer resigned his positions with Fi-Tek VI. PSI is a world-wide supplier of cooling water towers for the power, refining, chemical HVAC and process industries.

    Mr. Kramer obtained a B.S. Degree in Business Administration from Louisiana State University in 1964.

     Ronald J. Miller.
                      Mr. Miller is the Secretary, Treasurer and a director of the Company. He currently devotes the majority of his time and attention to his personal investments and to other "blind pool" companies in which he holds one or more positions as officer, director, or principal shareholder as described below. Mr. Miller served as secretary and director of Fi-Tek III, Inc., from inception until August 1990, when Fi-Tek III, Inc. acquired Videoconferencing Systems, Inc. Mr. Miller served from inception until December 1993 as a director of Fi-Tek IV, Inc., and has also served as an officer and director of Fi-Tek VI, Inc., a "blind pool" company, from its inception in January 1990 until September 1997, at which time Fi-Tek VI completed a reverse acquisition with Psychrometric Systems, Inc. ("PSI"), and Mr. Miller resigned his positions with Fi-Tek VI. PSI is a world-wide supplier of cooling water towers for the power, refining, Chemical HVAC and process industries. Mr. Miller also has served since inception as secretary, treasurer, and director of Fi-Tek VII, Inc. See biography of Mr. Kramer for more information with respect to each of these development stage companies. From March 11, 1988 through the present time, Mr. Miller has served as president, treasurer and sole director of The
Phoenix Companies , Inc., which is based in Denver, Colorado and incorporated under the laws of the State of Delaware. The Phoenix
Companies, Inc. was formed to "spin-off" publicly held subsidiaries as acquisition candidates of private companies and business opportunities.
The Phoenix Companies, Inc. completed a public offering of its securities in June 1990. The Company currently has no business operations. Since
February 1989, Mr. Miller has served as chief executive officer, secretary, and a director of DataMerge, Inc., a Delaware-chartered company which has developed and is currently marketing a financing sources database software product, From June 1985 until October 26, 1990, Mr. Miller served as a director of Power Capital, Inc. ("Power Capital") a "blind pool" company which completed a public offering of its securities on November 9, 1989. In October 1990, Power Capital acquired 1st National Film Corp., a California corporation engaged in the business of acquiring and then distributing completed feature films for family viewing, and changed its name to 1st National Film Corp. Effective as of the acquisition, Mr. Miller resigned as a director, and as secretary and treasurer, having held the latter two positions since October 1, 1990. Mr. Miller also served from April 1987 to May 199O as a director of Boston Technology Inc, (formerly Fi-Tek Corp.), a Delaware corporation, based in Cambridge, Massachusetts, which is involved in the design, manufacture and marketing of voice processing systems. See biography or Mr. Kramer for more information on the history of Fi-Tek Corp. From 1978 to July 31, 1991, Mr. Miller was a partner in the Denver Colorado law firm of Pred and Miller. Pred and Miller acted as counsel to the Company in connection with its offering of securities, but that firm dissolved as of July 31, 1991 when Mr. Miller decided to withdraw from the practice of law. From 1968 to 1978, Mr. Miller was engaged in the private practice of law in Denver, Colorado, as an associate and a partner in two different law firms. Since 1975, Mr.
Miller has specialized his practice in the areas of securities, corporate and real estate law and more recently until he withdrew from practice, limited his practice to corporate and securities laws, and mergers and acquisitions. Pred and Miller acted as general corporate and securities counsel for a number of small public companies, and acted as securities counsel for numerous "blind pool" companies, both during their formation and initial public offering, and in the negotiations and acquisition of business opportunities.

    Mr. Miller received a B.A. Degree from Simpson College in 1965, and Juris Doctor degree (magna cum laude) from the University of Denver College of Law in 1968.


   ITEM 10.     EXECUTIVE COMPENSATION

               (a) Cash Compensation

    Since inception, no executive officer of the Company has received cash compensation other than reimbursement or expenses incurred on behalf of the Company, except that (i) Mr. Kramer, the Company's President, received $3,000 of salary during the 1993 fiscal year and (ii) a law firm of which Mr. Miller, the Company's Secretary and Treasurer, was a partner until the firm dissolved in July 1991, has received a total of $9,500 for legal services performed since inception. See "Item 12. Certain Relationships and Related Transactions."

               (b) Compensation Pursuant to Plans

                           None.

               (c) Other Compensation

                           None,

               (d) Compensation of Directors

                           None,

               (e) Termination of Employment and Change of Control
                   Arrangements

                           None


   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

               (a) & (b) Security Ownership of Certain Beneficial Owners
                         and Management

    As of August 31, 1997, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.0000l per share, its only class of outstanding securities.

Name and Address of            Number of Shares           Percentage
Beneficial Owner              Owner Beneficially           of Class
-------------------           ------------------          -----------
*Frank L. Kramer                  6,150,000                    2l%
3127 Ramshorn Drive
Castle Rock, CC 80104

*Ronald J. Miller                 6,500,000(1)                 22%
300 High Street
Denver, CO 80218

Maurice LaFlamme                  4,250,000                    l5%
49 Bay View Drive North
Jamestown, RI 02835

*All directors and               12,650,000                    43%
executive officers
(2 people)

(1) Includes 100,000 shares held in an individual retirement account for the benefit of Mr. Miller's 5pouse, in which shares Mr. Miller disclaims all beneficial interest.

              (c) Changes in Control

    The Company knows of no arrangement or understanding the operation of which may at a subsequent date result in a change of control of the company.

   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    Since inception, the Company has sold to its officers, directors and others in a private placement a total of 21,000,000 shares of Common Stock for a total of $18,000 or an average of $.0009 per share. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. No officer director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

     The Company has paid Pred and Miller, of which Ronald J. Miller, the Company's Secretary, Treasurer and a director, was a partner until the firm dissolved in July 1991, a total of $9,500 in fees for legal work performed in connection with the Company's public offering, The Company has paid to Frank L. Kramer a total salary of $3,000 for services rendered in his capacity as President of the Company.

     The Company does not have any pension, profit-sharing, stock option, stock bonus, or other benefit plans. Such plans may be adopted in the future at the discretion of the Board of Directors

     The Company presently maintains its offices at the home of its President, for which it pays no rent, and for which it does not anticipate paying rent in the future. The Company anticipates that following the consummation of a business combination with an acquisition candidate, the Company's office will be moved, but cannot predict future office or facility arrangements with officers, directors or affiliates of the Company,

     The Company may enter into an agreement with an acquisition candidate requiring the sale of all or a portion of the Common Stock held by the Company's current stockholders to the acquisition candidate or principals thereof, or to other individuals or business entities, or requiring some other form of payment to the Company's current stockholders, or requiring the future employment of specified officers and payment of salaries to them. It is more likely than not that any sale of stock of the Company's current stockholders to an acquisition candidate would be at a price substantially higher than that originally paid by such stockholders. As a condition to closing an acquisition, the acquisition candidate may require that additional funds be raised for use by the surviving entity, which may involve the purchase of shares of Common Stock of the Company that are "restricted" (as defined by Rule 144 of the Securities Act of 1933) for a price which may be less than that paid by investors in the public offering. Any payment to current stockholders or purchase of stock by current stockholders in the context of an acquisition involving the Company would be determined entirely by the largely unforeseeable terms of a future agreement with an unidentified business entity.

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

                                   PART IV


ITEM 13.     EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON
             FORM 8-K

             (a) Financial Statements and Schedules

       The following Financial Statements are filed as part of this report:

              Report of Independent Certified Public Accountant        F-1
              Balance Sheet                                            F-2
              Statements of Operations and Accumulated Deficit         F-3
              Statement of Stockholders' Equity                        F-4-5
              Statements or Cash Flows                                 F-6
              Notes to Financial Statements                            F-7-8

             (b) Reports on Form 8-K

                            None

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

Date:   December 15, 1997                  FI-TEK V, INC.


                                      By: /s/ Frank L. Kramer
                                         ----------------------------
                                         Frank L. Kramer, President


     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons, which include the Principal Executive Officer, the Principal Financial Officer and a majority of the Board of Directors on behalf of the Registrant and in the capacities and on the dates indicated


             Name                     Title                        Date
--------------------------    -----------------------    --------------------

/s/ Frank L Kramer
    Frank L Kramer            President, Director, and
                               Principal Executive Officer   December 15, 1997


/s/ Ronald J. Miller
    Ronald J. Miller          Treasurer, Secretary,
                               Director and Principal
                               Financial Officer             December 15, 1997


Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act:

No annual report or proxy materials have been sent to security holders.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANT


The Board of Directors and stockholders of Fi-Tek V. Inc.


We have audited the accompanying balance sheet of Fi-Tek V, Inc. (a development stage company) as of August 31, 1997. and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for the two years ended August 31, 1997, and for the period from inception (August 3, 1989) to August 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Fi-Tek VI, Inc. as of August 31, 1997, and the results of its operations and its cash flows for each of the two years ended August 31, 1997 and for the period from inception (August 3, 1989) to August 31, 1997 in conformity with generally accepted accounting principles.


Denver, Colorado
December 8, 1997

                                        COMISKEY & COMPANY
                                        PROFESSIONAL CORPORATION

                               Fi-Tek V, Inc.
                         (A Development Stage Company)
                               BALANCE SHEET
                               August 31, 1997


       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $        623
                                                      -----------
    Total current assets                                      623
                                                      -----------
     TOTAL ASSETS                                    $        623
                                                      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $        100
  Accounts payable - related party                            280
                                                      -----------
     Total current liabilities                                380

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0000l par value;
   20,000,000 shares authorized; no shares
   issued and outstanding.                                      -
  Common stock, $0.00001 par value;
   300,000,000 shares authorized;
   29,977,800 shares issued and
   outstanding.                                               300
  Additional paid-in capital                               44,096
  Deficit accumulated during the
   development stage                                      (44,153)
                                                      -----------
     Total stockholders' equity                               243
                                                      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $        623
                                                      ===========

                 The accompanying notes are an integral part
                        of the financial statements
                                   F-2

                               Fi-Tek V, Inc.
                         (A Development Stage Company)
                    STATEMENTS OF OPERATIONS AND ACCUMULATED DEFTCTT



                                Period
                                August 3, 1989
                                (Inception)        For the year
                                to August 31,      ended August 31,
                                1997                  1997       1996
                                -------------      ---------- ----------
REVENUES
   Investment income           $    13,079        $      46  $     208
                                ----------         --------   --------
EXPENSES
   General & administrative         56,486            3,918      9,495
   Amortization                        745                -          -
                                ----------         --------   --------
     Total expenses                 57,231            3,918      9,495
                                ----------         --------   --------
NET LOSS                           (44,152)          (3,872)   ( 9,287)

  Balance, beginning of period           -          (40,281)   (30,994)
                                ----------         --------   --------
  Balance, end of period       $   (44,153)       $ (44,153) $ (40,281)
                                ==========         ========   ========
NET LOSS PER SHARE             $      (NIL)       $    (NIL) $    (NIL)
                                ==========         ========   ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING           25,119,810        29,977,800  29,977,800
                                ==========        ==========  ==========


                The accompanying notes are an integral part
                        of the financial statements
                                     F-3

                                Fi-Tek V, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (August 3, 1989) to August 31, 1997

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

                          (Continued on page F-5)
                The accompanying notes are an integral part
                        of the financial statements
                                     F-4

                                Fi-Tek V, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (August 3, 1989) to August 31, 1997

                                                            Deficit
                          Common stock                      accumulated    Total
                       ------------------       Additional  during the     stock-
                       Number of                paid-in     developments   holders
                       shares        Amount     capital     stage          equity
                       ----------   --------   -----------  ------------  ---------

Common stock issued
 on closing of public
  offering, January
  24,  1992 at
  $0.0001 per share       345,300   $      3   $        31  $          -  $      34

Deferred offering costs         -          -       (44,114)            -    (44,114)

Net loss for the
 year ended
  August 31, 1992               -          -             -        (8,539)    (8,539)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1992       29,977,800        300       146,271       (11,867)   134,704

Net loss for the
 year ended
  August 31, 1993               -          -             -        (4,801)    (4,801)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1993       29,977,800        300       146,271       (16,668)   129,903

Net loss for the
 year ended
  August 31, 1994               -          -             -        (3,146)    (3,146)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1994       29,977,800        300       146,271       (19,814)   126,757

Refund of investors'
 monies held
  in escrow                     -          -      (102,175)            -   (102,175)

Net loss for the
 year ended
  August 31, 1995               -          -             -       (11,180)   (11,180)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1995       29,977,800        300        44,096       (30,994)    13,402

Net loss for the
 year ended
  August 31, 1996               -          -             -        (9,287)    (9,287)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1996       29,977,800   $    300   $    44,096  $    (40,281) $   4,115

Net loss for the
 year ended
  August 31, 1997               -          -             -        (3,872)    (3,872)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1997       29,977,800   $    300   $    44,096  $    (44,153) $     243
                       ==========    =======    ==========   ===========   ========

                The accompanying notes are an integral part
                        of the financial statements
                                     F-5

                                Fi-Tek V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


                                Period
                                August 3, 1989
                                (Inception)        For the year
                                to August 31,      ended August 31,
                                1997                  1997       1996
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                    $   (44,153)       $  (3,872) $  (9,287)
   Adjustments to reconcile
     net loss to net cash used
     in operating activities:
        Amortization                   745                -          -
        Decrease (increase) in
         accrued interest                -               19         (6)
        Increase (decrease) in
         accounts payable              100               51       (389)
        Increase (decrease) in
         accounts payable -
         related party                 280             (185)       (35)
                                ----------         --------   --------
      Net cash used by
           operating activities    (43,028)          (3,987)    (9,717)

CASH FLOWS FROM
  INVESTING ACTIVITIES
    Increase in organization costs    (745)               -          -
                                ----------         --------   --------
      Net cash used by
           investing activities       (745)               -          -

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of common stock        190,685                -          -
   Deferred offering costs paid    (44,114)               -          -
   Statutory escrow contribution  (102,175)               -          -
                                ----------         --------   --------
      Net cash provided by
        financing activities        44,396                -          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                 623           (3,987)    (9,717)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -            4,610     14,327
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $       623        $     623  $   4,610
                                ==========         ========   ========

                The accompanying notes are an integral part
                        of the financial statements

                                Fi-Tek V, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  August 31, 1997



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

Fiscal Year
The Company has selected an August 31 fiscal year end.

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

                                Fi-Tek V, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                                  August 31, 1997

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

   Public Offering
On January 24, 1992, the Company completed its initial public offering after selling 8,632,500 units. Each unit consists of one share of common stock, one Class A warrant, and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of common stock at a price of $0.12 per share and $0.20 per share, respectively, any time through July 10, 1998 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.0001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At August 31, 1997, no warrants have been exercised.

The Company received net proceeds from the offering of $128,571 after deducting offering costs of $44,114.

Included in the proceeds the Company received from the offering is $34 from the underwriter for 345,300 shares of the Company's common stock at $0.0001 per share.

3. Related Party Transactions
   --------------------------
The Company maintains its offices at the home of its President for which it pays no rent, and for which it does not anticipate paying rent in the future. Officers and directors are reimbursed for all out of pocket expenses.

Since inception, the Company has paid approximately $6,100 to related parties for services. For the years ended August 31, 1997 and 1996, the Company paid $273 and $1,909, respectively, to related parties for services and reimbursed expenses.

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

Effective January 1, 1994, the Company has agreed to pay its secretary/treasurer $25 per month for bookkeeping services. During the years ended August 31, 1996 and 1995, the Company incurred expenses for this purpose of $300 for each year.

As of August 31, 1997, the Company's officers and directors own and control 12,975,000 shares of the Company's common stock, representing approximately 43% of the Company's issued and outstanding common stock.

4. Income Taxes
   ------------
The Company has Federal net operating loss carryforwards of approximately $44,000 expiring between 2008 and 2013. The tax benefit of these net operating losses, which totals approximately $8,500, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended August 31, 1997 and 1996, the valuation allowance increased by $2,500 and $1,900, respectively.