Form 10QSB
period 1998-05-31
FI TEK V INC
filed 1998-07-02
CIK 869026

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended May 31, 1998

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

                                                        Shares  Outstanding
            Class of Securities                         at April 30, 1998
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

         Signatures .............................................. 10

To the Board of Directors and Stockholders of Fi-Tek V, Inc.


The accompanying balance sheet of Fi-Tek V, Inc. (a development stage company), as of May 31, 1998, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Denver, Colorado
June 24, 1998

                                                     COMISKEY & COMPANY
                                                     PROFESSIONAL CORPORATION

                                  Fi-Tek V, Inc.
                            (A Development Stage Company)
                                  BALANCE SHEET
                                   May 31, 1998





         ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $     890
                                                                      --------
         Total current assets                                              890
                                                                      --------
         TOTAL ASSETS                                                $     890
                                                                      ========


         LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $      89
   Accounts payable - related party                                         80
                                                                      --------
         Total current liabilities                                         169


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 300,000,000
      shares authorized; 30,477,800 shares issued
      and outstanding                                                      305
   Additional paid-in capital                                           47,091
   Deficit accumulated during the
      development stage                                                (46,675)
                                                                      ---------
         Total stockholders' equity                                        721
                                                                      ---------
         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $     890
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                      STATEMENTS OF LOSS AND ACCUMULATED DEFICIT

                            Period
                            August 3,     Three       Three       Nine        Nine
                            1989          months      months      months      months
                            (Inception)   ended       ended       ended       ended
                            to May 31,    May 31,     May 31,     May 31,     May 31,
                            1998          1998        1997        1998        1997
                            ----------    ---------   ---------   ---------   ---------
REVENUES
  Investment income        $    13,079   $        -  $        6  $        -  $       46


EXPENSES
  General & Administrative      59,009          613         728       2,522       3,277
  Amortization                     745            -           -           -           -
                              --------     --------    --------    --------    --------
        Total expenses          59,754          613         728       2,522       3,277
                              --------     --------    --------    --------    --------
NET LOSS                       (46,675)        (613)       (722)     (2,522)     (3,231)

Accumulated deficit
  Balance,
    beginning of period              -      (46,062)    (42,790)    (44,153)    (40,281)
                              --------     --------    --------    --------    --------
  Balance,
        end of period      $   (46,675)   $ (46,675)  $ (43,512)  $ (46,675)  $ (43,512)
                              ========     ========    ========    ========    ========
NET LOSS PER SHARE         $      (NIL)   $    (NIL)  $    (NIL)  $    (NIL)  $    (NIL)
                              ========     ========    ========    ========    ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING        25,553,794   30,477,800  29,977,800  30,176,430  29,977,800
                            ==========   ==========  ==========  ==========  ==========


       The accompanying notes are an integral part of the financial statements.
                                          5

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                              STATEMENTS OF CASH FLOWS

                                          Period
                                          August 3,      Nine         Nine
                                          1989           Months       Months
                                          (Inception)    ended        ended
                                          to May 31,     May 31,      May 31,
                                          1998           1998         1997
                                          ----------     ----------   ----------
CASH FLOWS FROM OPERATING
  ACTIVITIES
  Net loss                               $ (46,675)     $  (2,522)   $  (3,231)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                             745              -            -
      Decrease in accrued interest               -              -           19
      Increase (decrease)in accounts
        payable                                 89            (11)          33
      Increase (decrease) in accounts
        payable - related party                 80           (199)        (275)
                                          ---------      ---------     ---------
    Net cash used by operating
      activities                           (45,761)        (2,732)      (3,454)

CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                     (745)             -            -
                                          ---------      ---------    ---------
    Net cash used by
      investing activities                    (745)             -            -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                 193,685          3,000            -
  Deferred offering costs
    paid                                   (44,114)             -            -
  Statutory escrow contribution           (102,175)             -            -
                                          ---------      ---------    ---------
    Net cash provided (used)
      by financing activities               47,396          3,000            -
                                          ---------      ---------    ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    890            268       (3,454)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                            -            622        4,610
                                          ---------      ---------    ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                          $     890      $     890    $   1,156
                                          =========      =========    =========


       The accompanying notes are an integral part of the financial statements.
                                          6
[FN]

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                      May 31, 1998



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

     After subtracting the portion of offering proceeds that was deposited into escrow, the Company received remaining net proceeds of $26,396. That amount, therefore, represented the only offering proceeds that would be available for use by the Company prior to the release of funds from escrow. The Company had liquid cash assets of $890 as of May 31, 1998.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering and a minimal amount of inside capitalization funds. At
May 31, 1998 (quarter end), the Company had current assets of $890 and total assets of $890. These figures compare to $1,156 in current assets and $1,156 in total assets at May 31, 1997, the total assets in both periods consisting of cash The decreases in current and total assets from the quarter ended May 31, 1998 to the comparable period in 1997 are attributable to the Company's expenses during the quarter ended May 31, 1998, mostly relating to compliance with reporting requirements.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended May 31, 1998, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $- and $6, respectively no revenues were received by the Company during the quarters ended May 31, 1998 and 1997. No other revenues, except interest income of $13,079, have been received by the Company since inception. The Company experienced a net loss of $613 and $722, respectively, during the quarters ended May 31, 1998 and 1997. This decrease in net loss is attributable primarily to lower expenses in the current quarter.

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

                                         FI-TEK V, INC.
Date: June 30, 1998                By:  /s/Ronald J. Miller
                                         -----------------------
                                         Ronald J. Miller,
                                                Chief Financial Officer