Form 10KSB
period 1998-08-31
FI TEK V INC
filed 1998-12-15
CIK 869026

CONFORMED COPY

                                   FORM 10-K SB

                                   UNITED STATES
                          SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

    (X) 15, ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    For the fiscal year ended August 31 1998

                                       OR

        15, TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

    Commission file number: 33-37203-D


                                    FI-TEK V, INC.
                 ------------------------------------------------------
                 (Exact name of registrant as specified in its charter)

           Delaware                                     84-1148210
-------------------------------            ------------------------------------
(State or other jurisdiction of            (I.R.S. Employer Identification No.)
incorporation of organization)

5330 East 17th Ave Parkway, Denver, Colorado                        80220
-------------------------------------------------------------------------------
   (Address of principal executive offices)                      (Zip Code)

                               (303) 394-1187
-------------------------------------------------------------------------------
              (Registrant's telephone number, including area code)

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

     As of November 20, 1998, the aggregate value of the 12,752,800 shares of voting stock held by non-affiliates of the registrant was $127,528.

     The number of shares outstanding of the registrant's only class of common stock, as of November 20, 1998, was 30,477,800.

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


   ITEM 4.     SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

    No matters were submitted to a vote of security holders during the fourth quarter or the fiscal year ended August 31, 1998.


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

     At August 31, 1998, the Company had approximately 65 shareholders of record. The Company has not paid any dividends on its common stock and does not expect to pay a cash dividend in the foreseeable future.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholders' equity other than the receipt of net proceeds in the amount of $128,571 from its public offering and the distribution of escrowed funds as described in the preceding paragraph. As of August 31, 1998, the Company has on deposit unrestricted cash and accrued interest of $133 available for use. Management anticipates that these funds will not be sufficient to meet expenses in fiscal 1997 or until a business combination is consummated. In such case the Company expects to meet any shortfall by seeking to have expenses deferred until after a combination shall have been consummated or, in the alternative, by obtaining additional capital contributions or loans from the Company's founding stockholders.

The Company cannot predict to what extent its liquidity and capital resources will be further depleted by the operating losses, if any of the business entity which the Company eventually acquires.

Results of Operations

    During the fiscal year ended August 31, 1998, and since completing its public offering, the Company has engaged in no significant operations other than the search for, and identification and evaluation of, possible acquisition candidates. Other than interest income of $0 and $46, no revenues were received by the Company during the fiscal years ended August 31, 1998 and 1997, respectively. Since inception, the Company has earned interest income of $13,079. No other revenues have been received by the Company since inception. The Company experienced a net loss of $3,323 and $3,872, respectively, during the fiscal years ended August 31, 1998 and 1997. Since inception, the Company has experienced a net loss of $47,476.

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

                                   PART III


   ITEM 9. DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(a) OF THE EXCHANGE ACT.

Identification of Directors and Executive Officers of the Company

     The directors and executive officers currently serving the Company are as follows:

     Name                    Age           Position Held and Tenure
-----------------------     -----         ---------------------------

      Frank L, Kramer        56            President, Director
                                                since July 13, 1990

      Ronald J. Miller       55            Secretary, Treasurer, Director
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

               (e) Termination of Employment and Change of Control
                   Arrangements

                           None


   ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND
                MANAGEMENT

               (a) & (b) Security Ownership of Certain Beneficial Owners
                         and Management

    As of August 31, 1998, the persons listed in the table set forth below were known by the Company to own or control beneficially more than five percent of its outstanding common stock, par value $.0000l per share, its only class of outstanding securities.

Name and Address of            Number of Shares           Percentage
Beneficial Owner              Owner Beneficially           of Class
-------------------           ------------------          -----------
*Frank L. Kramer                  6,400,000                    2l%
3127 Ramshorn Drive
Castle Rock, CC 80104

*Ronald J. Miller                 7,075,000(1)                 23%
300 High Street
Denver, CO 80218

Maurice LaFlamme                  4,250,000                    l4%
49 Bay View Drive North
Jamestown, RI 02835

*All directors and               13,475,000                    44%
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

   ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS


    Since inception, the Company has sold to its officers, directors and others in a private placement a total of 21,500,000 shares of Common Stock for a total of $21,000 or an average of $.001 per share. Certificates evidencing the Common Stock issued by the Company to these persons have all been stamped with a restrictive legend, and are subject to stop transfer orders by the Company. No officer director, promoter, or affiliate of the Company has or proposes to have any direct or indirect material interest in any asset proposed to be acquired by the Company through security holdings, contracts, options, or otherwise.

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

                                   PART IV


ITEM 13.     EXHIBITS, FINANCIAL STATEMENT AND SCHEDULES AND REPORTS ON
             FORM 8-K

             (a) Financial Statements and Schedules

       The following Financial Statements are filed as part of this report:

              Report of Independent Certified Public Accountants  F-1
              Balance Sheet                                       F-2
              Statements of Loss and Accumulated Deficit          F-3
              Statement of Stockholders' Equity                   F-4 to F-5
              Statements of Cash Flows                            F-6
              Notes to Financial Statements                       F-8 to F-9

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

Date:   December 15, 1998                  FI-TEK V, INC.


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


             Name                     Title                        Date
--------------------------    -----------------------    --------------------

/s/ Frank L Kramer
    Frank L Kramer            President, Director, and
                               Principal Executive Officer   December 15, 1998


/s/ Ronald J. Miller
    Ronald J. Miller          Treasurer, Secretary,
                               Director and Principal
                               Financial Officer             December 15, 1998


Supplemental Information to be Furnished with Reports Filed Pursuant to
Section 15(d) of the Act by Registrants Which Have Not Registered
Securities Pursuant to Section 12 of the Act:

No annual report or proxy materials have been sent to security holders.

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


The Board of Directors
Fi-Tek V. Inc.


We have audited the accompanying balance sheet of Fi-Tek V, Inc. (a development stage company) as of August 31, 1998, and the related statements of loss and accumulated deficit, stockholders' equity, and cash flows for each of the two years ended August 31, 1998, and for the period from inception (August 3, 1989) to August 31, 1998. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects the financial position of Fi-Tek V, Inc. as of August 31, 1998, and the results of its operations and its cash flows for each of the two years ended August 31, 1998 and for the period from inception (August 3, 1989) to August 31, 1998 in conformity with generally accepted accounting principles.


Denver, Colorado
December 10, 1998

                                        COMISKEY & COMPANY
                                        PROFESSIONAL CORPORATION

                               Fi-Tek V, Inc.
                         (A Development Stage Company)
                               BALANCE SHEET
                               August 31, 1998


       ASSETS
CURRENT ASSETS
  Cash and cash equivalents                          $        133
                                                      -----------
    Total current assets                                      133
                                                      -----------
     TOTAL ASSETS                                    $        133
                                                      ===========

       LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
  Accounts payable                                   $        127
  Accounts payable - related party                             86
                                                      -----------
     Total current liabilities                                213

STOCKHOLDERS' EQUITY
  Preferred stock, $0.0000l par value;
   20,000,000 shares authorized; no shares
   issued and outstanding.                                      -
  Common stock, $0.00001 par value;
   300,000,000 shares authorized;
   30,477,800 shares issued and
   outstanding.                                               305
  Additional paid-in capital                               47,091
  Deficit accumulated during the
   development stage                                      (47,476)
                                                      -----------
     Total stockholders' equity                               (80)
                                                      -----------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY      $        133
                                                      ===========

                 The accompanying notes are an integral part
                        of the financial statements
                                   F-2

                               Fi-Tek V, Inc.
                         (A Development Stage Company)
                    STATEMENTS OF OPERATIONS AND ACCUMULATED DEFTCTT



                                Period
                                August 3, 1989
                                (Inception)        For the year
                                to August 31,      ended August 31,
                                1998                  1998       1997
                                -------------      ---------- ----------
REVENUES
   Investment income           $    13,079        $       -  $      46
                                ----------         --------   --------
EXPENSES
   General & administrative         59,810            3,323      3,918
   Amortization                        745                -          -
                                ----------         --------   --------
     Total expenses                 60,555            3,323      3,918
                                ----------         --------   --------
NET LOSS                           (47,476)          (3,323)    (3,872)

  Balance, beginning of period           -          (44,153)   (40,281)
                                ----------         --------   --------
  Balance, end of period       $   (47,476)       $ (47,476) $ (44,153)
                                ==========         ========   ========
NET LOSS PER SHARE             $      (NIL)       $    (NIL) $    (NIL)
                                ==========         ========   ========
WEIGHTED AVERAGE NUMBER OF
   SHARES OUTSTANDING           25,690,447        30,302,458  29,977,800
                                ==========        ==========  ==========


                The accompanying notes are an integral part
                        of the financial statements
                                     F-3

                                Fi-Tek V, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (August 3, 1989) to August 31, 1998

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

Common stock issued
 upon closing of
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

                          (Continued on page F-5)
                The accompanying notes are an integral part
                        of the financial statements
                                     F-4

                                Fi-Tek V, Inc.
                          (A Development Stage Company)
                        STATEMENT OF STOCKHOLDERS' EQUITY
          For the period from inception (August 3, 1989) to August 31, 1997

                                                            Deficit
                          Common stock                      accumulated    Total
                       ------------------       Additional  during the     stock-
                       Number of                paid-in     developments   holders
                       shares        Amount     capital     stage          equity
                       ----------   --------   -----------  ------------  ---------

Common stock issued
 on closing of public
  offering, January
  24,  1992 at
  $0.0001 per share       345,300   $      3   $        31  $          -  $      34

Deferred offering costs         -          -       (44,114)            -    (44,114)

Net loss for the
 year ended
  August 31, 1992               -          -             -        (8,539)    (8,539)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1992       29,977,800        300       146,271       (11,867)   134,704

Net loss for the
 year ended
  August 31, 1993               -          -             -        (4,801)    (4,801)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1993       29,977,800        300       146,271       (16,668)   129,903

Net loss for the
 year ended
  August 31, 1994               -          -             -        (3,146)    (3,146)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1994       29,977,800        300       146,271       (19,814)   126,757

Refund of investors'
 monies held
  in escrow                     -          -      (102,175)            -   (102,175)

Net loss for the
 year ended
  August 31, 1995               -          -             -       (11,180)   (11,180)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1995       29,977,800        300        44,096       (30,994)    13,402

Net loss for the
 year ended
  August 31, 1996               -          -             -        (9,287)    (9,287)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1996       29,977,800   $    300   $    44,096  $    (40,281) $   4,115

Net loss for the
 year ended
  August 31, 1997               -          -             -        (3,872)    (3,872)
                       ----------    -------    ----------   -----------   --------

Balances,
 August 31, 1997       29,977,800        300        44,096       (44,153)       243

                                   (Continued on page F-6)
                         The accompanying notes are an integral part
                                 of the financial statements
                                             F-5

                                          Fi-Tek V, Inc.
                                   (A Develpment Stage Company)
                                STATEMENT OF STOCKHOLDERS' EQUITY
               For the period from inception (August 3, 1989) to August 31, 1998


                                                               Deficit
                            Common stock                       accumulated   Total
                       ----------------------   Additional    during the     stock-
                       Number of                paid-in       development    holders
                       shares       Amount      capital       stage          equity
                       ----------   ---------   -----------   ------------   --------
Common stock issued
 for cash, January
  5, 1998 at $0.006
  per share               500,000           5         2,995              -      3,000

Net loss for the
 year ended August
 31, 1998                       -           -             -         (3,323)    (3,323)
                       ----------   ---------   -----------   ------------   --------

Balances
 August 31, 1998       30,477,800   $     305   $    47,091   $    (47,476)  $    (80)
                       ==========   =========   ===========   ============   ========

                             The accompanying notes are an integral part
                                     of the financial statements
                                                  F-6

                                Fi-Tek V, Inc.
                         (A Development Stage Company)
                           STATEMENTS OF CASH FLOWS


                                Period
                                August 3, 1989
                                (Inception)        For the year
                                to August 31,      ended August 31,
                                1998                  1998       1997
                                -------------      ---------- ----------
CASH FLOWS FROM
 OPERATING ACTIVITIES
   Net loss                    $   (47,476)       $  (3,323) $  (3,872)
   Adjustments to reconcile
     net loss to net cash used
     in operating activities:
        Amortization                   745                -          -
        Decrease (increase) in
         accrued interest                -               19         (6)
        Increase (decrease) in
         accounts payable              127               27        (51)
        Increase (decrease) in
         accounts payable -
         related party                  86             (194)      (185)
                                ----------         --------   --------
      Net cash used by
           operating activities    (46,518)          (3,490)    (3,987)

CASH FLOWS FROM
  INVESTING ACTIVITIES
    Increase in organization costs    (745)               -          -
                                ----------         --------   --------
      Net cash used by
           investing activities       (745)               -          -

CASH FLOWS FROM
  FINANCING ACTIVITIES
   Issuance of common stock        193,685            3,000          -
   Deferred offering costs paid    (44,114)               -          -
   Statutory escrow contribution  (102,175)               -          -
                                ----------         --------   --------
      Net cash provided by
        financing activities        47,396            3,000          -
                                ----------         --------   --------

NET INCREASE (DECREASE) IN CASH
  AND CASH EQUIVALENTS                 133             (490)    (3,987)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                    -              623      4,610
                                ----------         --------   --------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                $       133        $     133  $     623
                                ==========         ========   ========

                The accompanying notes are an integral part
                        of the financial statements

                                Fi-Tek V, Inc.
                         (A Development Stage Company)
                         NOTES TO FINANCIAL STATEMENTS
                               August 31, 1998



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

                                Fi-Tek V, Inc.
                        (A Development Stage Company)
                        NOTES TO FINANCIAL STATEMENTS
                               August 31, 1998

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

   Public Offering
On January 24, 1992, the Company completed its initial public offering after selling 8,632,500 units. Each unit consists of one share of common stock, one Class A warrant, and one Class B warrant. Each Class A warrant and each Class B warrant will be exercisable for one share of common stock at a price of $0.12 per share and $0.20 per share, respectively, any time through July 10, 1999 and may be transferred separately from the common stock. The Company may redeem the warrants at a price of $0.0001 per warrant upon 30 days' written notice, reduce the exercise price, or indefinitely extend the exercise period of the warrants. At August 31, 1998, no warrants have been exercised.

3. Related Party Transactions
   --------------------------
The Company maintains its offices at the home of its President for which it pays no rent, and for which it does not anticipate paying rent in the future. Officers and directors are reimbursed for all out of pocket expenses.

Since inception, the Company has paid approximately $6,300 to related parties for services. For the years ended August 31, 1998 and 1997, the Company paid $200 and $273, respectively, to related parties for services and reimbursed expenses.

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

As of August 31, 1998, the Company's officers and directors own and control 13,475,000 shares of the Company's common stock, representing approximately 44% of the Company's issued and outstanding common stock.

4. Income Taxes
   ------------
The Company has Federal net operating loss carryforwards of approximately $47,500 expiring between 2008 and 2013. The tax benefit of these net operating losses, which totals approximately $9,150, has been offset by a full allowance for realization. This carryforward may be limited upon the consummation of a business combination under IRC Section 381. For the years ended August 31, 1998 and 1997, the valuation allowance increased by $650 and $2,500, respectively.