Form 10QSB
period 1998-11-30
FI TEK V INC
filed 1999-01-12
CIK 869026

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended November 30, 1998

                                         OR

( ) TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number:  33-37203-D


                                  FI-TEK V, INC.
               ______________________________________________________
               (Exact name of registrant as specified in its charter)

           Delaware                                    84-1148210
_______________________________          __________________________________
(State or other jurisdiction of         (I.R.S. Employer Identification No.)
incorporation or organization)

5330 East 17th Ave Parkway, Denver, Colorado                       80220
___________________________________________________________________________
 (Address of principal executive offices)                       (Zip  Code)

                               (303) 394-1187
________________________________________________________________________________
                 (Registrant's telephone number, including area code)


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

                                                          Shares  Outstanding
            Class of Securities                           at November 30 1998
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          30,977,800


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended November 30, 1998, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                               FI-TEK V, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             November 30, 1998
                                 (Unaudited)

                                   CONTENTS



         ACCOUNTANTS' REPORT ......................................  1

         BALANCE SHEET ............................................  2

         STATEMENTS OF OPERATIONS .................................  3

         STATEMENTS OF CASH FLOWS .................................  4

         NOTES TO THE FINANCIAL STATEMENTS ........................  5

To the Board of Directors and Stockholders of Fi-Tek V, Inc.


The accompanying balance sheet of Fi-Tek V, Inc. (a development stage company), as of November 30, 1998, and the related statements of loss and accumulated deficit and cash flows for the period then ended were not audited by us and, accordingly, we do not express an opinion on them.


Denver, Colorado
January 6, 1999

                                                        COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  November 30, 1998
                                      (Unaudited)




   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   2,197
                                                                      --------
         Total current assets                                            2,197
                                                                      --------

         TOTAL ASSETS                                                $   2,197
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $     516
   Accounts payable - related party                                        107
                                                                      --------

         Total current liabilities                                         623


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 300,000,000
      shares authorized; 30,977,800 shares issued
      and outstanding                                                      310
   Additional paid-in capital                                           50,086
   Deficit accumulated during the
      development stage                                                (48,822)
                                                                      --------
         Total stockholders' equity                                      1,574
                                                                      ________

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   2,197
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                   STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                     (Unaudited)

                                        Period
                                   August 12, 1989    For the three     For the three
                                      (Inception)     months ended      months ended
                                      to November     November 30,      November 30,
                                       30, 1998           1998              1997
                                     -------------    -------------     -------------
REVENUES
  Investment income                  $      13,079     $          -      $          -

EXPENSES
  General and admistrative                  61,156            1,346               204
  Amortization                                 745                -                 -
                                     -------------      -----------       -----------
        Total expenses                      61,901            1,346               204
                                     -------------      -----------       -----------
NET LOSS                                   (48,822)          (1,346)             (204)

Accumulated deficit
  Balance,
    beginning of period                          -          (47,476)          (44,153)
                                     -------------      -----------       -----------
  Balance,
        end of period                $     (48,822)     $   (48,822)      $   (44,357)
                                     =============      ===========       ===========
NET LOSS PER SHARE                   $        (NIL)     $      (NIL)      $      (NIL)
                                     =============      ===========       ===========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING                    25,835,376       30,823,954        29,977,800
                                     =============      ===========       ===========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                        Period         For the      For the
                                        August 3,      three        three
                                        1989           months       months
                                        (Inception)    ended        ended
                                        to November    Novemeber    November
                                        30, 1998       30, 1998     30, 1997
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (48,822)  $   (1,346)  $    (204)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                               745            -           -
      Increase in accounts
        payable                                  516          389          53
      Increase (decrease) in accounts
        payable - related party                  107           21        (174)
                                        ------------   ----------   ---------
    Net cash used by
       operating activities                  (47,454)        (936)       (325)
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                       (745)           -           -
                                        ------------   ----------   ---------
    Net cash used by
      investing activities                      (745)           -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   196,685        3,000           -
  Deferred offering costs
    paid                                     (44,114)           -           -
  Statutory escrow contribution             (102,175)           -           -

                                        ------------   ----------   ---------
    Net cash provided
      by financing activities                 50,396        3,000           -
                                        ------------   ----------   ---------
NET INCREASE (DECREASE) IN
  CASH AND CASH EQUIVALENTS                    2,197        2,064        (325)

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -          133         622
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $      2,197   $    2,197   $     297
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          4
[FN]

                                    Fi-Tek V, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  November 30, 1998



1.  Management's representation of interim financial information
    ------------------------------------------------------------
The accompanying financial statements have been prepared by Fi-Tek V, Inc. without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature.
These financial statements should be read in conjunction with the audited financial statements at August 31, 1998.

Item 2.  Management's Discussion and Analysis of Financial
         Condition and Results of Operations

Liquidity and Capital Resources

     The Company completed the initial public offering of its securities in January of 1992, receiving gross proceeds of $172,685 (including proceeds from the sale warrants to the underwriter of the offering). Total costs of the offering amounted to $44,114. The net proceeds of the offering, therefore, amounted to $128,571. Pursuant to the Colorado Securities Act and based upon actual and estimated offering costs, $102,175 of that amount was deposited into escrow. By law, funds may not be released from the escrow until such time as the company shall devote to an identified business an amount equal to or greater than 50% of the gross proceeds of the offering.

     After subtracting the portion of offering proceeds that was deposited into escrow, the Company received the remaining net proceeds of $26,396. That amount, therefore, represented the only offering proceeds that would be available for use by the Company prior to the release of funds from escrow. The Company has liquid cash assets of $2,197 as of November 30, 1998.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering, a minimal amount of inside capitalization funds. At November 30, 1998 (quarter end), the Company had current assets of $2,197 and total assets of $2,197. These figures compare to $297 in current assets and $297 in total assets at November 30, 1997, the total assets for the periods consisting of cash. The increase in current and total assets from the quarter ended November 30, 1997 is attributable to the sale of stock to existing shareholders for additional capital to cover current expenses, mostly incurred to comply with reporting standards.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended November 30, 1998, the Company has engaged in no significant operations other than the search for, and identification and evaluation of possible acquisition candidates. No revenues were received by the Company during the quarters ended November 30, 1998 and 1997. No other revenues, except interest income of $13,079, have been received by the Company since inception. The Company experienced a net loss of $1,346 and $204, respectively, during the quarters ended November 30, 1998 and 1997. This increase in net loss is attributable primarily to timing differences in the payment of costs related to the filing of the Company's Form 10K SB and federal and state tax returns.


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

     Year 2000 issues are not currently material to the Company's business, operations or financial condition, and the Company does not currently anticipate that it will incur any material expenses to remediate Year 2000 issues it may encounter. However, Year 2000 issues may become material to the Company following its completion of a business combination transaction. In the event, the company will be required to adopt a plan and a budget for addressing such issues.

                       PART II - OTHER INFORMATION

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             None

                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: January 11, 1999                              Fi-Tek V, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Chief Financial Officer