Form 10QSB
period 1999-02-28
FI TEK V INC
filed 1999-04-13
CIK 869026

FORM 10-Q SB

                         SECURITIES AND EXCHANGE COMMISSION
                               Washington, D.C. 20549

(X) QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended February 28, 1999

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

                                                          Shares  Outstanding
            Class of Securities                           at February 28, 1999
            ___________________                           ___________________

            Common Stock, par value $0.00001 per share          31,477,800


    Transitional Small Business Disclosure Format

Yes         No  X
    ___        ___

                                        INDEX


PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

        (a) The unaudited financial statements of registrant for the three months ended February 28, 1999, follow. The financial statements reflect all adjustments which are, in the opinion of management, necessary to a fair statement of the results for the interim period presented.



                               FI-TEK V, INC.
                       (A Development Stage Company)

                            FINANCIAL STATEMENTS

                             February 28, 1999
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

To the Board of Directors and Stockholders of Fi-Tek V, Inc.


The accompanying balance sheet of Fi-Tek V, Inc. (a development stage company), as of February 28, 1999, and the related statements of operations, and cash flows for the period then ended were not auditedby us and, accordingly, we do not express an opinion on them.


Denver, Colorado
April 2, 1999


                                                        /S/ COMISKEY & COMPANY
                                                        PROFESSIONAL CORPORATION

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                                    BALANCE SHEET
                                  February 28, 1999
                                      (Unaudited)




   ASSETS
CURRENT ASSETS
   Cash and cash equivalents                                         $   2,558
                                                                      --------
         Total current assets                                            2,558
                                                                      --------

         TOTAL ASSETS                                                $   2,558
                                                                      ========


   LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
   Accounts payable                                                  $     266
   Accounts payable - related party                                        107
                                                                      --------

         Total current liabilities                                         373


STOCKHOLDERS' EQUITY
   Preferred stock, $0.00001 par value; 20,000,000
      shares authorized; no shares issued and
      outstanding                                                            -
   Common stock, $0.00001 par value; 300,000,000
      shares authorized; 31,477,800 shares issued
      and outstanding                                                      315
   Additional paid-in capital                                           53,081
   Deficit accumulated during the
      development stage                                                (51,211)
                                                                      --------
         Total stockholders' equity                                      2,185
                                                                      ________

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   2,558
                                                                      ========

       The accompanying notes are an integral part of the financial statements.

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                   STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                     (Unaudited)

                                Period          For the three          For the six
                            August 3, 1989      months ended           months ended
                              (Inception)       February 28,           February 28,
                              to February    -------------------   -------------------
                               28, 1999        1999       1998       1999       1998
                              ------------   --------   --------   --------   --------
REVENUES
  Investment income           $     13,079   $      -   $      -   $      -   $      -

EXPENSES
  General and admistrative          63,545      2,389      1,705      3,735      1,909
  Amortization                         745          -          -          -          -
                               -----------   --------   --------   --------   --------
        Total expenses              64,290      2,389      1,705      3,735      1,909
                               -----------   --------   --------   --------   --------
NET LOSS                           (51,211)    (2,389)    (1,705)    (3,735)    (1,909)

Accumulated deficit
  Balance,
    beginning of period                  -    (48,822)   (44,357)   (47,476)   (44,153)
                               -----------   --------   --------   --------   --------
  Balance,
        end of period          $   (51,211)  $(51,211)  $(46,062)  $(51,211)  $(46,062)
                               ===========   ========   ========   ========   ========
NET LOSS PER SHARE             $      (NIL)  $   (NIL)  $   (NIL)  $   (NIL)  $   (NIL)
                               ===========   ========   ========   ========   ========
WEIGHTED AVERAGE NUMBER OF
  SHARES OUTSTANDING            25,971,336  31,050,022 30,050,405 30,721,635 30,050,405
                               ===========  ========== ========== ========== ==========


       The accompanying notes are an integral part of the financial statements.
                                          3

                                   Fi-Tek V, Inc.
                            (A Development Stage Company)
                               STATEMENTS OF CASH FLOWS
                                     (Unaudited)

                                        Period         For the      For the
                                        August 3,      six          six
                                        1989           months       months
                                        (Inception)    ended        ended
                                        to Febuary     Febuary      Febuary
                                        28, 1999       28, 1999     28, 1998
                                        ------------   ----------   ---------
CASH FLOWS FROM OPERATING
 ACTIVITIES
  Net loss                              $    (51,211)  $   (3,735)  $  (1,909)
  Adjustments to reconcile
    net loss to net cash used
    by operating activities:
      Amortization                               745            -           -
      Increase in accounts
        payable                                  266          139          22
      Increase (decrease) in accounts
        payable - related party                  107           21        (199)
                                        ------------   ----------   ---------
    Net cash used by
       operating activities                  (50,093)      (3,575)     (2,086)
CASH FLOWS FROM INVESTING
  ACTIVITIES
  Increase in organization
    costs                                       (745)           -           -
                                        ------------   ----------   ---------
    Net cash used by
      investing activities                      (745)           -           -

CASH FLOWS FROM FINANCING
  ACTIVITIES
  Issuance of common stock                   199,685        6,000       3,000
  Deferred offering costs
    paid                                     (44,114)           -           -
  Statutory escrow contribution             (102,175)           -           -

                                        ------------   ----------   ---------
    Net cash provided
      by financing activities                 53,396        6,000       3,000
                                        ------------   ----------   ---------
NET INCREASE IN CASH
  AND CASH EQUIVALENTS                         2,558        2,425         914

CASH AND CASH EQUIVALENTS,
  BEGINNING OF PERIOD                              -          133         622
                                        ------------   ----------   ---------
CASH AND CASH EQUIVALENTS,
  END OF PERIOD                         $      2,558   $    2,558   $   1,536
                                        ============   ==========   =========


       The accompanying notes are an integral part of the financial statements.
                                          4
[FN]

                                    Fi-Tek V, Inc.
                            (A Development Stage Company)
                            NOTES TO FINANCIAL STATEMENTS
                                  February 28, 1999



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

2.   Stockholder's Equity
     --------------------
For the quarter and six months ended February 28, 1999 the company sold 500,000 and 1,000,000 shares of common stock, respectively, to two existing shareholders for $0.006 per share.

3.   Subsequent Events
     -----------------
By letter of intent dated March 10, 1999, the Company and Laidlaw Holdings, Inc., a New York based investment banking firm, established their intention to enter into a business combination whereby the shareholders of Laidlaw Holdings would acquire a controlling interest in the Company through the transfer of their interest in Laidlaw Holdings to the Company. The parties are currently negotiating the terms of a definitive agreement. Even if a definitive agreement is signed, there can be no assurance that the closing of the contemplated transaction will ever be consummated.

In connection with the paragraph above, on March 29, 1999, the Company issued 200,000 shares of common stock to Robert Neece for legal services in anticipation of the closing.

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

     After subtracting the portion of offering proceeds that was deposited into escrow, the Company received the remaining net proceeds of $26,396. That amount, therefore, represented the only offering proceeds that would be available for use by the Company prior to the release of funds from escrow. The Company has liquid cash assets of $2,558 as of February 28, 1999.

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

     The Company remains in the development stage and, since inception, has experienced no significant change in liquidity or capital resources or stockholder's equity other than the receipt of net proceeds from its public offering, a minimal amount of inside capitalization funds. At February 28, 1999 (quarter end), the Company had current assets of $2,558 and total assets of $2,558. These figures compare to $1,536 in current assets and $1,536 in total assets at February 28, 1998, the total assets for the periods consisting of cash. The increase in current and total assets from the quarter ended February 28, 1998 is attributable to the sale of stock to existing shareholders for additional capital to cover current expenses, mostly incurred to comply with reporting standards.

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

Results of Operations

     Since completing its public offering and during the fiscal quarter ended February 28, 1999, the Company has engaged in no significant operations other than the search for, and identification and evaluation of possible acquisition candidates. No revenues were received by the Company during the quarters ended February 28, 1999 and 1998. No other revenues, except interest income of $13,079, have been received by the Company since inception. The Company experienced a net loss of $2,389 and $1,705, respectively, during the quarters ended February 28, 1999 and 1998. This increase in net loss is attributable primarily to timing differences in the payment of costs related to the filing of the Company's Form 10K SB and federal and state tax returns.


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

                       PART II - OTHER INFORMATION

Item 5. By the letter of intent dated March 10, 1999, the Company and Laidlaw Holdings, Inc. a New York based investment banking firm, established their intention to enter into a business combination whereby the shareholders of Laidlaw Holding would acquire a controlling interest in the Company through the transfer of their interest in Laidlaw Holdings to the Company. The parties are currently negotiating the terms of a definitive agreement. Even if a definitive agreement is signed, there can be no assurance that the closing of the contemplated transaction will ever be consummated.

Item 6.  Exhibits and Reports on Form 8-K.

         (a) Exhibits

             None

         (b) Reports on Form 8-K

             None

                               Signatures

     Pursuant to the requirements of the Securities Act of 1934, as amended, the Registrant has caused this report to be signed on its behalf by the undersigned duly authorized person.

Date: April 7, 1999                                Fi-Tek V, Inc.

                                                   By: /s/ Ronald J. Miller
                                                   Ronald J. Miller
                                                   Chief Financial Officer