Form 10QSB
period 1999-05-31
LAIDLAW GLOBAL CORP
filed 1999-07-20
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                    ----------------------------------------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                   For the quarterly period ended May 31, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                               ------------------

                        Commission file number 33-37203-D

                           LAIDLAW GLOBAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


                   Delaware                                      84-1148210
(State or other jurisdiction of incorporation                 (I.R.S. Employer
               or organization)                              Identification No.)

                                100 Park Avenue,
                               New York, NY 10017
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (212) 376-8800
                (Issuer's telephone number, including area code)


                                 Fi-Tek V, Inc.
                          5330 East 17th Avenue Parkway
                             Denver, Colorado 80220
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]  No [ ]


          The number of shares outstanding of the issuer's common stock as of July 20, 1999 was 16,308,653

                                      INDEX

Part I   Financial Information

         Item 1.   Financial Statements .................................... 3

                   a)    Accountant's Report ............................... 4

                   b)    Balance Sheet ..................................... 5

                   c)    Statement of Operations ........................... 6

                   d)    Statement of Cash Flows ........................... 7

                   e)    Notes to Financial Statements ..................... 8-9


        Item 2.    Management's Discussion and Analysis
                   or Plan of Operation .................................... 10



Part II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K ........................ 11

                   a)    Exhibits (None)

                   b)    Reports on Form 8-K ............................... 11

Part I   Financial Information

         Item 1.   Financial Statements


                           Laidlaw Global Corporation
                              (fka Fi-Tek V, Inc.)
                          (A Development Stage Company)

                              Financial Statements

                                  May 31, 1999
                                   (Unaudited)

The Board of Directors
Laidlaw Global Corporation
(fka Fi-Tek V, Inc.)


The accompanying balance sheet of Laidlaw Global Corporation (fka Fi-Tek V, Inc.) (a development stage company), as of May 31, 1999, and the related statements of operations and cash flows for the period then ended were not audited by us and , accordingly, we do not express an opinion on them.

Denver, Colorado
July 13, 1999

                                                        /s/ Comiskey & Company

                                                        PROFESSIONAL CORPORATION

                           Laidlaw Global Corporation
                              (fka Fi-Tek V, Inc.)
                          (A Development Stage Company)
                                  BALANCE SHEET
                                  May 31, 1999
                                   (Unaudited)


     ASSETS

CURRENT ASSETS
     Cash and cash equivalents                                         $  3,824
                                                                       --------

         Total current assets                                             3,824
                                                                       --------

         TOTAL ASSETS                                                  $  3,824
                                                                       ========



     LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
     Accounts payable                                                  $    898
     Accounts payable - related party                                     1,426
                                                                       --------

         Total current liabilities                                        2,324

STOCKHOLDERS' EQUITY
     Preferred stock, $0.00001 par value; 20,000,000 shares
         authorized; no shares issued and outstanding                        --
     Common stock, $0.00001 par value; 300,000,000
         shares authorized; 32,477,800 shares issued and
         outstanding at May 31, 1999                                        325
     Additional paid-in capital                                          59,071
     Deficit accumulated during the development
         stage                                                          (57,896)
                                                                       --------

         Total stockholders' equity                                       1,500
                                                                       --------

         TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $  3,824
                                                                       ========



    The accompanying notes are an integral part of the financial statements.

                           Laidlaw Global Corporation
                              (fka Fi-Tek V, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF OPERATIONS
                                   (Unaudited)


                                           Period
                                       August 3, 1989          For the three months                 For the nine months
                                         (Inception)              ended May 31,                        ended May 31,
                                          to May 31,      ------------------------------      ------------------------------
                                            1999              1999              1998              1999              1998
                                        ------------      ------------      ------------      ------------      ------------
REVENUES
     Investment income                  $     13,079      $         --      $         --      $         --      $         --
                                        ------------      ------------      ------------      ------------      ------------

EXPENSES
     General and Administrative               70,230             6,685               613            10,420             2,522
     Amortization                                745                --                --                --                --
                                        ------------      ------------      ------------      ------------      ------------

         Total expenses                       70,975             6,685               613            10,420             2,522

NET LOSS                                     (57,896)           (6,685)             (613)          (10,420)           (2,522)

Accumulated deficit

     Balance, beginning of period                 --           (51,211)          (46,062)          (47,476)          (44,153)
                                        ------------      ------------      ------------      ------------      ------------

     Balance, end of period             $    (57,896)     $    (57,896)     $    (46,675)     $    (57,896)     $    (46,675)
                                        ============      ============      ============      ============      ============

NET LOSS PER SHARE                           $ (NIL)           $ (NIL)           $ (NIL)           $ (NIL)           $ (NIL)
                                        ============      ============      ============      ============      ============

WEIGHTED AVERAGE NUMBER OF
       SHARES OUTSTANDING                 26,130,088        32,162,583        30,477,800        31,146,294        30,176,430
                                        ============      ============      ============      ============      ============



    The accompanying notes are an integral part of the financial statements.

                           Laidlaw Global Corporation
                              (fka Fi-Tek V, Inc.)
                          (A Development Stage Company)
                             STATEMENT OF CASH FLOWS
                                   (Unaudited)


                                                              Period
                                                          August 3, 1989         For the nine months
                                                            (Inception)             ended May 31,
                                                            to May 31,       --------------------------
                                                               1999             1999             1998
                                                            ---------        ---------        ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net loss                                                    $ (57,896)       $ (10,420)       $  (2,522)
                                                            ---------        ---------        ---------
Adjustments to reconcile
     net loss to net cash used
     by operating activities:
         Amortization                                             745               --               --
         Increase (decrease) in accounts
            payable                                               898              771              (11)
         Increase (decrease) in accounts
            payable - related party                             1,426            1,340             (199)
         Issuance of stock for services                         1,200            1,200               --
                                                            ---------        ---------        ---------

            Net cash used by operating activities             (53,627)          (7,109)          (2,732)

CASH FLOWS FROM INVESTING ACTIVITIES
     Increase in organization costs                              (745)              --               --
                                                            ---------        ---------        ---------

            Net cash used by investing activities                (745)              --               --

CASH FLOWS FROM FINANCING ACTIVITIES
     Issuance of common stock                                 204,485           10,800            3,000
     Deferred offering costs paid                             (44,114)              --               --
     Statutory escrow contribution                           (102,175)              --               --
                                                            ---------        ---------        ---------

            Net cash provided by financing activities          58,196           10,800            3,000
                                                            ---------        ---------        ---------

NET INCREASE IN CASH
     AND CASH EQUIVALENTS                                       3,824            3,691              268

CASH AND CASH EQUIVALENTS,
     BEGINNING OF PERIOD                                           --              133              622
                                                            ---------        ---------        ---------

CASH AND CASH EQUIVALENTS,
     END OF PERIOD                                          $   3,824        $   3,824        $     890
                                                            =========        =========        =========



    The accompanying notes are an integral part of the financial statements.

                           Laidlaw Global Corporation
                              (fka Fi-Tek V, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999
                                   (Unaudited)


1.   Management's Representation of Interim Financial Information
     The accompanying financial statements have been prepared by Laidlaw Global Corporation (fka Fi-Tek V, Inc.) (the "Company") without audit pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted as allowed by such rules and regulations, and management believes that the disclosures are adequate to make the information presented not misleading. These financial statements include all of the adjustments which, in the opinion of management, are necessary to a fair presentation of financial position and results of operations. All such adjustments are of a normal and recurring nature. These financial statements should be read in conjunction with the audited financial statements at August 31, 1998.

2.   Stockholder's Equity
     For the quarter and nine months ended May 31, 1999 the Company sold 800,000 and 1,800,000 shares of common stock, respectively, to two existing shareholders for $0.006 per share.

     In connection with the transaction more fully described in Note 3, the Company issued 200,000 shares of its common stock on March 29, 1999 for $0.006 per share. The Company recognized legal fees of $1,200 in this transaction.

3.   Business Combination
     On May 27, 1999, Fi-Tek V, Inc., a Delaware corporation ("Fi-Tek") entered into a Plan and Agreement of Reorganization (the "Agreement") with Laidlaw Holdings, Inc., a Delaware corporation ("Laidlaw"), the principal shareholders of Laidlaw, Westminster Securities Corporation, a New York corporation ("Westminster") and all of the shareholders of Westminster. The transactions contemplated by the Agreement are intended to be a reorganization of the corporate parties under either or both of Sections 351 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

     Upon the closing of the Agreement transactions, holders of at least 95% of the issued and outstanding common and preferred stock of Laidlaw will exchange their stock for common stock of Fi-Tek. The shareholders of Westminster will exchange substantially all of their outstanding shares for shares of Fi-Tek common stock. The shareholders of Laidlaw and the shareholders of Westminster will acquire such number of shares which, will constitute approximately 95% of the fully-diluted outstanding common stock of Fi-Tek immediately following the closing.

                           Laidlaw Global Corporation
                              (fka Fi-Tek V, Inc.)
                          (A Development Stage Company)
                          NOTES TO FINANCIAL STATEMENTS
                                  May 31, 1999
                                   (Unaudited)


3.   Business Combination (Continued)
     Prior to closing of the transactions described above, Fi-Tek will effect a 1-for-32.4778 reverse split of its issued and outstanding common stock, resulting in a revised total of 1,000,000 shares of Fi-Tek common stock outstanding immediately prior to closing. The number of shares, which will be issued or reserved for issuance to Laidlaw shareholders, option holders and note holders and shareholders of Westminster, will be approximately 19,000,000. 3,000,000 shares will be issued to the shareholders of Westminster. The completion of the closing with the shareholders of Westminster is subject to approval of the transactions contemplated by the Agreement by the New York Stock Exchange (the "NYSE"), which approval is anticipated.

     After completion of the Agreement transactions, Fi-Tek will be renamed Laidlaw Global Corporation. It will own over 95% of Laidlaw, which, in turn, will own 100% of Laidlaw Pacific ("Asia") Ltd., a Hong Kong based securities, investment banking and asset management company, 81% of Howe & Rusling, Inc., the asset management company based in Rochester, New York, 99% of Westminster, the New York based broker-dealer which is a member firm of the NYSE, and 63% of Global Electronic Exchange, Inc. a development stage company that intends to engage in Internet-related financial activities.

     It was anticipated that the closing of the transactions contemplated by the Agreement may take place in stages since approval of the NYSE for the acquisition by Fi-Tek of substantially all of the shares of Westminster and approval of the Hong Kong Stock and Futures Commission ("HKSFC") for the acquisition by Laidlaw of all the shares of Laidlaw Pacific may not occur prior to the time that the parties will be ready to close the other transactions hereunder.

     On June 8, 1999, the first stage of the closing took place whereby Fi-Tek acquired approximately 99% of the outstanding stock of Laidlaw and changed its name to Laidlaw Global Corporation ("LGC"). On July 1, 1999, a second stage of the closing took place whereby LGC f/k/a Fi-Tek acquired over 99% of the outstanding stock of Westminster. LGC now awaits only the approval of the HKSFC for the completion of the acquisition of Laidlaw Pacific, which approval is anticipated in the near future.

     The result of operations of Laidlaw and Westminster are not reflected herein since the closings described above all occurred after May 31, 1999.

Item 2. Management's Discussion and Analysis or Plan of Operation

     As of May 31, 1999, the issuer was a development stage company. On May 27, 1999, Fi-Tek V, Inc., a Delaware corporation ("Fi-Tek") entered into a Plan and Agreement of Reorganization (the "Agreement") with Laidlaw Holdings, Inc., a Delaware corporation ("Laidlaw"), the principal shareholders of Laidlaw, Westminster Securities Corporation, a New York corporation ("Westminster") and all of the shareholders of Westminster. The transactions contemplated by the Agreement are intended to be a reorganization of the corporate parties under either or both of Sections 351 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended.

     Prior to closing of the transactions described above, Fi-Tek effected a 1-for-32.4778 reverse split of its issued and outstanding common stock, resulting in a revised total of 1,000,000 shares of Fi-Tek common stock outstanding immediately prior to closing. The number of shares, which will be issued or reserved for issuance to Laidlaw shareholders, option holders and note holders and shareholders of Westminster, will be approximately 19,000,000. 3,000,000 shares will be issued to the shareholders of Westminster. The completion of the closing with the shareholders of Westminster is subject to approval of the transactions contemplated by the Agreement by the New York Stock Exchange (the "NYSE"), which approval was anticipated.

     After completion of the Agreement transactions, Fi-Tek was to be renamed Laidlaw Global Corporation. It would own over 95% of Laidlaw, which, in turn, owns 100% of Laidlaw Pacific ("Asia") Ltd., a Hong Kong based securities, investment banking and asset management company, 81% of Howe & Rusling, Inc., the asset management company based in Rochester, New York, 99% of Westminster, the New York based broker-dealer which is a member firm of the NYSE, and 63% of Global Electronic Exchange, Inc. a development stage company that intends to engage in Internet-related financial activities.

     It was anticipated that the closing of the transactions contemplated by the Agreement may take place in stages since approval of the NYSE for the acquisition by Fi-Tek of substantially all of the shares of Westminster and approval of the Hong Kong Stock and Futures Commission ("HKSFC") for the acquisition by Laidlaw of all the shares of Laidlaw Pacific may not occur prior to the time that the parties will be ready to close the other transactions hereunder.

     On June 8, 1999, the first stage of the closing took place whereby Fi-Tek acquired approximately 99% of the outstanding stock of Laidlaw and changed its name to Laidlaw Global Corporation ("LGC"). On July 1, 1999, a second stage of the closing took place whereby LGC f/k/a Fi-Tek acquired over 99% of the outstanding stock of Westminster. LGC now awaits only the approval of the HKSFC for the completion of the acquisition of Laidlaw Pacific, which approval is anticipated in the near future.

     The result of operations of Laidlaw and Westminster are not reflected herein since the closings described above all occurred after May 31, 1999.

     The issuer intends to change its fiscal year to a calendar year ending December 31. Therefore, it intends to file a report on Form 10-Q for the second quarter and first six months ended June 30, 1999, within 30 days. The operating results of Laidlaw will be included in that filing. Subsequent filings will include Westminster and other subsidiaries of the LGC.

Part II.  Other Information

          Item 6. Exhibits and Reports on Form 8-K

               a)   Exhibits (None)

               b)   Reports on Form 8-K

                    The Company has filed no reports on Form 8-K during the quarter ended May 31, 1999.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                                LAIDLAW GLOBAL CORPORATION

July 20, 1999                                   By: /s/ Roger Bendelac
                                                    ---------------------------
                                                    Roger Bendelac,
                                                    Chief Financial Officer