Form 10QSB
period 1999-06-30
LAIDLAW GLOBAL CORP
filed 1999-08-20
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549

                    ----------------------------------------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                               ------------------

                        Commission file number 33-37203-D

                           LAIDLAW GLOBAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


                    Delaware                                    84-1148210
(State or other jurisdiction of incorporation or             (I.R.S. Employer
                 organization)                              Identification No.)

                                100 Park Avenue,
                               New York, NY 10017
                    (Address of principal executive offices)
                                   (Zip Code)


                                 (212) 376-8800
                (Issuer's telephone number, including area code)

                                 Fi-Tek V, Inc.
                          5330 East 17th Avenue Parkway
                             Denver, Colorado 80220
                          Former Fiscal Year: August 31
              (Former name, former address and former fiscal year,
                         if changed since last report)


     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes [X]       No [ ]


          The number of shares outstanding of the issuer's common stock as of August 10, 1999 was 17,362,603

                                      INDEX

Part I   Financial Information

         Item 1.   Financial Statements                                                         1

                   a) Unaudited Consolidated Balance Sheets for June 30, 1999 and
                      December 31, 1999                                                         2

                   b) Unaudited Consolidated Statements of Operations for three months ended June 30, 1999 and 1998 and six months ended June 30,
                      1999 and 1998                                                             3

                   c) Unaudited Consolidated Statements of Cash Flows for period
                      ended June 30, 1999 and 1998                                              4

                   d) Notes to Consolidated Financial Statements as of June 30, 1999
                      and December 31, 1998 and for the three and six months ended
                      June 30, 1999 and 1998                                                   5-23


         Item 2.   Management's Discussion and Analysis
                   of Plan of Operation                                                       24-29


Part II  Other Information

         Item 6.   Exhibits and Reports on Form 8-K

                   a)  Exhibits                                                                30

                   b)  Reports on Form 8-K                                                     30

               UNAUDITED CONSOLIDATED INTERIM FINANCIAL STATEMENTS

                           LAIDLAW GLOBAL CORPORATION

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998

                           Laidlaw Global Corporation

                           CONSOLIDATED BALANCE SHEETS
                                   (unaudited)

                                                                                                   June 30,      December 31,
                                                                                                     1999            1998
                                                                                                 ------------    ------------
                                                ASSETS

         Cash and cash equivalents                                                               $  4,476,416    $  1,939,429
         Escrow deposit with clearing broker                                                        5,131,774
         Due from clearing broker and other receivables                                             2,397,867         576,515
         Goodwill, net of accumulated amortization                                                  4,369,918       4,450,102
         Equipment and leasehold improvements, net of accumulated depreciation                        564,828         701,652
         Other                                                                                      2,236,624       1,921,174
                                                                                                 ------------    ------------

               Total assets                                                                      $ 19,177,427    $  9,588,872
                                                                                                 ============    ============

                                 LIABILITIES AND STOCKHOLDERS' EQUITY


          Notes payable                                                                          $  1,150,000    $  2,775,000
          Private placement escrow fund payable                                                     5,131,774
          Accounts payable, accrued expenses and other                                              3,288,592       4,020,656
                                                                                                 ------------    ------------

                                                                                                    9,570,366       6,795,656
                                                                                                 ------------    ------------

      COMMITMENTS AND CONTINGENCIES

      12% SENIOR SECURED EURO-NOTES, DUE JULY 2002                                                  2,305,000       2,220,000
        8% CONVERTIBLE SUBORDINATED NOTES, DUE JULY 2003                                            2,460,000

      MINORITY INTEREST                                                                               378,092         382,286

      STOCKHOLDERS' EQUITY
          Preferred C Stock; $.00001 par value; 1,000,000 shares authorized of the Company at               1         250,000
          June 30, 1999 and $100 par value; 20,000 shares authorized of the Predecessor at
          December 31, 1998.; 2,500 shares issued and outstanding by the Company on June 30,
          1999 and by the Predecessor on December 31, 1998
          Common Stock; $.00001 par value; 50,000,000 shares authorized of the Company at June          1,264         391,452
          30, 1999 and $.05 par value; 15,000,000shares  authorized of the Predecessor at
          December 31, 1998; 12,644,980 shares issued and outstanding by the Company on June
          30, 1999 and 7,829,045 shares issued by the Predecessor on December 31, 1998

          Additional paid-in capital                                                               28,005,305      19,701,394
          Accumulated deficit                                                                     (21,082,601)    (22,611,916)
                                                                                                 ------------    ------------

                                                                                                    6,923,969      (2,269,070)
                                                                                                 ------------    ------------

                                                                                                 $ 19,177,427    $  9,588,872
                                                                                                 ============    ============

The accompanying notes are an integral part of these statements.

                           Laidlaw Global Corporation

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (unaudited)

                                                                  Three months ended                       Six months ended
                                                                       June 30,                               June 30,
                                                           --------------------------------        -------------------------------
                                                               1999                1998                1999                1998
                                                           ------------        ------------        ------------        ------------
Revenues
    Gross commissions                                      $  4,494,175        $  2,407,015        $  6,629,501        $  5,039,119
    Asset management fees                                     1,516,658           1,568,575           2,998,499           3,098,751
    Investment income, trading profit and
      Corporate finance fees                                    512,537           1,208,043           1,847,819           1,465,973
    Other                                                       138,481             387,558             364,453           1,268,483
                                                           ------------        ------------        ------------        ------------

         Total revenues                                       6,661,851           5,571,191          11,840,272          10,872,326

Expenses
    Salaries and other employee costs                         1,536,995           2,014,891           3,147,260           3,943,291
    Commissions                                               2,273,510           1,666,867           3,445,092           3,351,704
    Clearing and occupancy                                      698,664             710,600           1,405,365           1,376,429
    Other                                                     1,215,920           1,226,175           2,155,957           2,590,903
                                                           ------------        ------------        ------------        ------------

         Total expenses                                       5,725,089           5,618,533          10,153,674          11,262,327
                                                           ------------        ------------        ------------        ------------

         Income (loss) before minority
             interest and income taxes                          936,762             (47,342)          1,686,598            (390,001)

Minority interest                                                69,425              61,652             109,807             113,732
                                                           ------------        ------------        ------------        ------------

Income (loss) before income taxes                               867,337            (108,994)          1,576,791            (503,733)

Income taxes                                                       --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

         NET INCOME (LOSS)                                      867,337            (108,994)          1,576,791            (503,733)

Accumulated deficit
    Balance, beginning of period                            (21,949,938)        (19,696,814         (22,659,392         (19,302,075
                                                           ------------        ------------        ------------        ------------

    Balance, end of period                                 $(21,082,601)       $(19,805,808)       $(21,082,601)       $(19,805,808)
                                                           ============        ============        ============        ============

Net income (loss) per share
    Basic                                                  $        .09        $       (.01)       $        .18        $       (.02)
                                                           ============        ============        ============        ============

    Diluted                                                $        .06        $       (.01)       $        .11        $       (.02)
                                                           ============        ============        ============        ============

Weighted average number of
    Shares outstanding Basic                                  9,167,045           7,054,358           8,448,045           6,279,670
                                                           ============        ============        ============        ============
                       Diluted                               12,876,378           7,054,358          14,249,045           6,279,670
                                                           ============        ============        ============        ============

The accompanying notes are an integral part of these statements.

                           Laidlaw Global Corporation

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (unaudited)

                                                                                                        Period ended June 30,
                                                                                                     1999                   1998
                                                                                                 -----------            -----------
Cash flows from operating activities
    Net  income (loss)                                                                           $ 1,576,791            $  (503,733)
    Adjustments to reconcile net income (loss) to net
      Cash used in operating activities
        Amortization                                                                                  80,184                 80,184
        Depreciation                                                                                  75,814                 95,615
        Minority Interest                                                                            109,807                113,732
        (Increase) decrease in
           Escrow deposits with clearing brokers                                                  (5,131,774)
           Due from clearing brokers and other receivables                                        (1,821,352)              (513,250)
           Other assets                                                                             (628,357)              (164,932)
           Accounts payable                                                                         (736,882)              (959,374)
                                                                                                 -----------            -----------

         Net cash used in operating activities                                                    (6,585,576)            (1,965,490)
                                                                                                 -----------            -----------

Cash flows from investing activities
    Increase (decrease) in
      Private placement escrow fund payable
      Purchase of property, equipment and leasehold improvements                                   5,131,774
                                                                                                    (112,455)               (50,615)
                                                                                                 -----------            -----------
         Net cash provided by (used in) investing activities
                                                                                                   5,019,319                (50,615)
                                                                                                 -----------            -----------
Cash flows from financing activities
    Increase in
       Proceeds from issuance of 8% Convertible Subordinated Notes                                 5,540,000
       Proceeds from 12% Senior Secured Euro-notes                                                    85,000
       Proceeds from PUSA Notes                                                                      275,000                500,000
       Repayment of PUSA Notes                                                                     1,650,000
       Repayment of Other Notes                                                                      250,000
       Proceeds from Notes                                                                           489,900
       Dividends paid to minority shareholders                                                       114,000                113,732
       Issuance of common stock                                                                      101,047


         Net cash provided by financing activities                                                 4,101,047              1,103,638
                                                                                                 -----------            -----------

         NET INCREASE (DECREASE) IN CASH                                                           2,534,790               (912,467)

Cash beginning of period                                                                           1,941,626              2,216,259
                                                                                                 -----------            -----------

Cash end of period                                                                               $ 4,476,416            $ 1,303,792
                                                                                                 ===========            ===========

Supplemental disclosure of cash flow information:
   Noncash financing transaction
      Conversion of debt to equity                                                               $      --              $ 3,746,022

The accompanying notes are an integral part of these statements.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Organization

     On June 8, 1999, Fi-Tek V, Inc. ("Fi-Tek"), non operating public company with 1,000,000 common shares outstanding and immaterial net assets, acquired more than 99% of the issued and outstanding shares of Laidlaw Holdings Inc. and Subsidiaries in exchange for 9,999,333 shares of Fi-Tek. Simultaneously with the closing of the transaction, Fi-Tek changed its name to Laidlaw Global Corporation. For accounting purposes, Laidlaw Holdings Inc. and Subsidiaries will be considered the predecessor company. Laidlaw Global Corporation and Laidlaw Holdings are considered the Company The transaction will be treated as an issuance of stock by the Company in exchange for the historical value of net assets acquired from Fi-Tek.

     The Compnay is a majority owned subsidiary of Pacific USA Holding Corp. ("PUSA"), a wholly owned subsidiary of Pacific Electronic Wire & Cable Co. Ltd., a Taiwaness industrial company.

     In addition to PUSA, Europe Continents Holdings ("EC") is the other major shareholder of the Company. Together PUSA and EC own 68.03% and 99.53% of the Company at June 30, 1999 and December 31, 1998, respectively.

     Principles of Consolidation and Combination

     The consolidated financial statements include the Company and its wholly-owned and majority-owned subsidiaries. They have been prepared in accordance with generally accepted accounting principles. All significant intercompany transactions and balances among the consolidated entities have been eliminated.

     Use of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the amounts reported in the financial statements and accompanying notes. Actual results could differ from these estimates.

     Reclassification

     Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

     Cash and Cash Equivalents

     Cash and cash equivalents include cash in bank accounts and deposits in money market accounts.

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998




NOTE A (continued)

     Securities Transactions

     Customers' securities transactions are recorded on a settlement-date basis with related commission income and expenses recorded on a trade-date basis. Proprietary securities transactions are recorded on a trade-date basis. Profit and loss arising from all securities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

     Marketable securities are valued at market value, and securities not readily marketable are valued at fair value as determined by management. The resulting difference between cost and market (or fair value) is included in trading gains, net.

     Securities Sold, But Not Yet Purchased

     Marketable securities sold, but not yet purchased, consist of trading securities at quoted market values. The difference between the proceeds received from securities sold short and the current market value is included in trading gains, net.

     Commissions

     Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

     Equipment and Leasehold Improvements

     Property, equipment and leasehold improvements are stated at cost, less accumulated depreciation and amortization. Depreciation is recognized on a straight-line basis over the estimated useful lives of property and equipment ranging from five to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases.

     Equipment and leasehold improvements held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998



NOTE A (continued)

     Goodwill

     Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over thirty years, the expected period to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows expected to be realized from the intangible asset to its recorded value. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization was $397,845 and $360,845 as of June 30, 1999 and December 31, 1998, respectively.

     Deferred Rent Liability

     The Company's lease for office space provides for no rental payments during the first fourteen months of the lease and schedules lease payments that increase during the term of the lease. Although rental payments are not made on a straight-line basis, the Company has recorded a deferred lease liability to recognize rental expense on a straight-line basis over the life of the lease as required by generally accepted accounting principles.

     Syndicate and Underwriting Fees

     Syndicate and underwriting fees include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. These fees are recorded on the offering date, sales concessions on the settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

     Corporate Finance Fees

     Corporate finance fees are received from providing advisory and due diligence services for proposed financings that do not result in either the offering of private or public financing. Fees are recognized when earned.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998


NOTE A (continued)

     Asset Management Fees

     The Company computes income and commissions expense on a quarterly basis and amortizes them for financial statement purposes on a monthly basis.

     Income Taxes

     The Company files a consolidated Federal income tax return and a combined return for state and city purposes with its subsidiaries. The consolidated or combined taxes payable are generally allocated between the Company and its subsidiaries based on their respective contributions to consolidated or combined taxable income.

     Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date.

     Interim Period Information

     The unaudited consolidated financial statements as of June 30, 1999 and for the three- and six-month periods ended June 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-Q(SB) and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998


NOTE B - SECURITIED OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

     Securities owned (included in Other assets) and securities sold but not yet purchased (included in accounts payable, accrued expenses and other liabilities), consist of trading and investment securities at market values as follows:

                                     June 30, 1999          December 31, 1998
                                  --------------------    ---------------------
                                              Sold but                Sold but
                                              not yet                  not yet
                                   Owned     purchased     Owned      purchased
                                  --------   ---------    --------    ---------
Equity securities                 $ 31,562    $  2,035    $ 47,469    $  6,345
Money market investments           871,945                 833,824
Corporate bonds                                              3,950
                                  --------    --------    --------    --------

                                  $903,507    $  2,035    $885,243    $  6,345
                                  ========    ========    ========    ========


NOTE C - LIQUIDITY AND CAPITAL RESOURCES

     During the period from January 1, 1998 to December 31, 1998, the Company has continued to suffer losses from operations. For the period from January 1, 1998 to December 31, 1998, the Company incurred a loss of $3,309,842. These circumstances may raise substantial doubt about the Company's ability to continue as a going concern.

     On February 16, 1999, the Board of Directors of PUSA passed a resolution authorizing sufficient financial support for the Company for a period up to twelve months from the date of the resolution to ensure that the Company maintains its operational liquidity needs. Financial support is defined as providing capital, loans, direct or indirect guarantees of loans made by unrelated parties, or other direct or indirect injections of funds into the Company, such as through long-term commitments to fund certain services or costs (i.e., commissions or transaction costs). This resolution neither expires nor is unilaterally cancelable by PUSA for a period ending twelve months from the date of the resolution.

     On June 8, 1999, Fi-Tek V, Inc. ("Fi-Tek"), a non-active public company trading on the OTC, acquired more than 99% of the issued and outstanding shares of Laidlaw Holdings Inc. and Subsidiaries in exchange for 9,999,333 shares of Fi-Tek. Shareholders of Fi-Tek hold 1,000,000 shares. Simultaneously with the closing of the transaction, Fi-Tek changed its name to Laidlaw Global Corporation. For accounting purposes, Laidlaw Holdings will be considered the predecessor company. Laidlaw Global Corporation and Laidlaw Holdings are collectively considered the Company. The transaction will be treated as an issuance of stock by the Company in exchange for the historical value of net assets acquired from Fi-Tek.

     For the three and six months ended June 30, 1999, the Company had net income of approximately $770,000 and $1,577,000.

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998



NOTE C (continued)

     In the past, Laidlaw's reliance on external sources to finance a significant portion of its day-to-day operations made access to long-term financing important. The cost and availability of unsecured financing generally are dependent on Laidlaw's short-term and long-term perceived creditworthiness. During the six months ended June 30, 1999, the Company raised capital through the issuance of an additional $5,540,000 of 8% Convertible Subordinated Notes.

     The credit worthiness of the Company has improved substantially as a result of the conversion, completed by June 30, 1999, of $8,000,000 of the 8% Convertible Subordinated Notes into 3,902,425 shares of common stock. Additionally, approximately $1,900,000 of the outstanding Senior Secured Euro-Notes have been converted into 912,682 shares of common stock subsequent to June 30, 1999 and as of August 9, 1999. The change in debt structure of the Company will reduce interest expense by approximately $250,000 for the remainder of the fiscal year ending December 31, 1999. The conversion of these notes will contribute to a substantial improvement in the net worth of the Company.

     On July 1, 1999, Laidlaw acquired more than 99% of the issued and outstanding common stock of Westminster Securities Corporation (" Westminster") in exchange for 3,000,000 shares of common stock of Laidlaw. Westminster had net income of $213,345 for the three months ended March 31, 1999, and $827,686 for the twelve months ended December 31, 1998. (See Note S for details of transaction).

     Management believes that the cash provided from continuing operations, support from PUSA during fiscal-year 1999, the reorganization plans, and the conversion of the notes should be reasonably sufficient to cover operating expenses that are going to be incurred during the year.

     Cash commitments for debt maturing, legal settlements, and noncancelable long-term operating real and personal property leases during the remainder of 1999 are approximately $2,600,000.

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998



NOTE D - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Property, equipment and leasehold improvements consist of:

                                                     June 30,   December 31,
                                                       1999         1998
                                                    ----------   ----------

     Furniture and equipment                        $1,855,534   $1,667,608
     Leasehold improvements                            181,165      167,459
                                                    ----------   ----------

                                                     2,036,699    1,835,067

     Accumulated depreciation and amortization       1,222,592    1,133,415
                                                    ----------   ----------

     Property and equipment, net                    $  814,107   $  701,652
                                                    ==========   ==========



NOTE E - LONG-TERM BORROWINGS

     Notes payable at June 30, 1999 and December 31, 1998 consist of the following:

                                                              June 30,   December 31,
                                                                1999         1998
                                                             ----------   ----------
8% note payable to PUSA, principal and interest due
    January 20, 2000                                                      $  500,000
8% note payable to PUSA, principal and interest due
     March 1, 1999                                                           375,000
10% note payable, principal and interest due on demand                       250,000
15% note payable, principal and interest due December
    1999 and December 2000                                   $1,000,000    1,000,000
Note payable with floating interest rate linked to prime
    Rate payable at $100,000 in January 1999 and
    Balance at, $50,000 per month                               150,000      400,000
10% note payable, principal and interest due April 2, 1999                   250,000
                                                             ----------   ----------

                                                             $1,150,000   $2,775,000
                                                             ==========   ==========

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998



NOTE F - SENIOR SECURED EURO-NOTE

     The 12% Senior Secured Euro-Notes ("Euro-Notes") were issued in units of $100,000 with a five-year warrant to purchase 6,881 shares of Laidlaw's nonvoting common stock, $.10 par value per share, at the exercise price of $6.54 per share. The Euro-Notes are redeemable at the option of the Company, in whole or in part, together with accrued and unpaid interest. The Euro-Notes contain certain covenants that limit the ability of the Company to pay dividends or make distributions, repurchase equity interests or sell or otherwise dispose of assets of the Company's subsidiaries.

     The Notes are collateralized by the outstanding shares of the Company's subsidiary, Howe & Rusling Acquisition Corporation ("HRAC"), which owns 100% of the outstanding common stock of Howe & Rusling Inc., with 20% subject to Howe & Rusling Inc.'s employee stock options.

     Laidlaw had pledged a portion of its shares of capital stock of HRAC to the holders of the Notes and PUSA. Each of the Noteholders and PUSA have a proportionate security interest in HRAC stock.

     Subsequent to June 30, 1999 and through August 9, 1999, approximately $1,900,000 of the outstanding Notes have been converted to 912,682 shares of common stock at an exhange rate of $2.05 per share.


NOTE G - CONVERTIBLE SUBORDINATED NOTES

     During the period from June 1998 to December 1998, $2,460,000 was raised through a private placement offering for 5-year, 8% Convertible
     Subordinated Notes ("Subordinated Notes") due June 9, 2003 ("the Offering"). Noteholders have the right to "put" or to sell (the "Put") to PUSA such Subordinated Notes for full payment, on December 31, 1999 (the "Initial Put Date"), of principal and accrued interest, upon written notice to PUSA between August 31, 1999 and October 31, 1999. Additionally, the Notes can be converted into common stock at an exchange rate of $2.05 per share at the noteholders' option.

     During the six months ended June 30, 1999, the Company raised an additional $5,240,000 respectively through the Offering.

     During the month of June all of the 8% Convertible Subordinated Notes ($8,000,000) were converted to 3,902,425 shares of Laidlaw common stock.

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998



NOTE H - RELATED PARTY TRANSACTIONS

     The Company receives loans from its affiliate, "PUSA," for which the Company pays interest. The loans are used to help pay operating expenses and fund capital requirements of one of its subsidiaries. Interest on loans from PUSA amounted to $17,222 and $17,534 for the six months ended June 30, 1999 and June 30, 1998, respectively and $2,333 and $10,037 for the quarters ended June 30, 1999 and June 30, 1998, respectively.

     A subsidiary of the Company has an agreement with Howe & Rusling Inc. ("H&R), a majority-owned subsidiary, whereby it provides H&R with management services. For these services, the subsidiary receives from H&R a fee equal to 50% of H&R's adjusted annual net income with actual payments not to exceed $200,000 per year. Any amounts earned in excess of $200,000 are accrued and paid by H&R in future years when the required payments are less than $200,000.

     During 1998, the Board of Directors of PUSA converted its $3,935,288 note receivable and accrued interest of $268,474 to 2,324,062 shares of common stock. Additionally, PUSA acquired 1,073,088 shares in the Company from a former officer, increasing PUSA's ownership in the Company by approximately 26% to 81% as of December 31, 1998.


NOTE I - NET CAPITAL REQUIREMENTS

     The Company's broker-dealer subsidiary is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 1999, the subsidiary had net capital of $195,445, which was $70,053 in excess of its required net capital of $125,392.


NOTE J - FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK

     In the normal course of business, the Company's subsidiaries perform customer activities that involve the execution and settlement of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998



NOTE J (continued)

     The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing broker extends credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to contact the customer and to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans.

     The Company seeks to control the risks associated with these activities by reviewing the credit standing of each customer and counterparty with which it does business. Further, working with the clearing broker, it requires customers to maintain collateral in compliance with various regulatory and internal guidelines. Required margin levels are monitored daily pursuant to such guidelines. Customers are requested to deposit additional collateral or reduce security positions when necessary. The Company's exposure to these risks becomes magnified in volatile markets.

     In addition, the Company has sold securities that it does not currently own and will, therefore, be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at June 30, 1999 and December 31, 1998 at market values of the related securities, and will incur a loss if the market values of the securities increase subsequent to June 30, 1999 and December 31, 1998.


NOTE K - RISK MANAGEMENT

     The Company has a comprehensive risk management process to monitor, evaluate and manage the principal risks assumed in conducting its activities. These risks include market, credit, liquidity, operational, legal and reputational exposures.

     The Company seeks to monitor and control its risk exposure through a variety of separate but complementary financial, credit, operational and legal reporting systems. The Company believes that it has effective procedures for evaluating and managing the market, credit and other risks to which it is exposed. Nonetheless, the effectiveness of the Company's policies and procedures for managing risk exposure can never be completely or accurately predicted or fully assured.

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998



NOTE K (continued)

     Concentrations of Credit Risk

     The Company's subsidiaries are engaged in various trading and brokerage activities in which counterparties primarily include broker-dealers, banks, and other financial institutions. In the event counterparties do not fulfill their obligations, the Company may be exposed to risk. The risk of default depends on the creditworthiness of the counterparty or issuer of the instrument. It is the Company's policy to review, as necessary, the credit standing of each counterparty.


NOTE L - TAX DEFERRED SAVINGS PLAN

     The Company maintains a deferred compensation plan which covers substantially all employees who are employed by the Company and its affiliates who have attained the age of 21. The Company has appointed individual trustees under the Plan and the assets are held with an outside agent. All investments are stated at fair value. Additionally, the employer reserves the right to terminate the Plan, in whole or in part, at any time.

     The Plan allows each participant to contribute 15% of the participant's annual compensation to the Plan. Employee contributions are vested immediately. Furthermore, discretionary employer matching contributions are made to the Plan. The Company has declared an employer matching contribution for the 1998 Plan year in an amount equal to 25% of each participant's salary deferrals to the extent such participant's contribution does not exceed 4% of compensation. Vesting in the Company match occurs ratably over a period of four years.

     Expenses relating to the tax deferred savings plan were $20,657 and $35,978 for the six months ended June 30, 1999 and June 30, 1998, respectively, and $11,463 and $17,794 for the quarters ended June 30, 1999 and June 30, 1998, respectively.


NOTE M - INDUSTRY SEGMENT

     In 1998 and prior years, the Company operated in two principal segments of the financial services industry: Asset Management and Broker-Dealer activities. Corporate services consist of general and administrative services and are provided to the segments from a centralized location and are included in corporate and other.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998



NOTE M (continued)

     Asset Management: Activities include raising and investing capital and providing financial advice to companies and individuals throughout the U.S. and abroad. Through this group the Company provides client advisory services and pursues direct investment in a variety of areas.

     Broker - Dealer: Activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts.

     The following table sets forth the net revenues of these industry segments of the Company's business

                                                       Six months ended June 30,
                                                    -------------------------------
                                                       1999                 1998
                                                    ----------           ----------
                                                              (unaudited)
Revenues from external customers
   Asset Management                                 $2,154,597           $1,860,118
   Broker Dealer                                     9,504,620            6,904,804
   Corporate and other                              (5,029,716)          (3,725,803)
                                                    ----------           ----------
           Total Revenues from external customer     6,629,501            5,039,119

Intersegment Revenues
   Asset Management
   Broker Dealer                                        99,900
   Corporate and other
           Total Intersegment Revenues                  99,900

Net Income
   Asset Management                                    468,125              484,855
   Broker Dealer                                     1,526,656           (1,621,896)
   Corporate and other                                (417,990)            (633,308)
                                                    ----------           ----------
           Total Net Income                          1,576,791             (503,733)

Total Assets
   Asset Management                                  3,362,673            3,697,144
   Broker Dealer                                     9,681,406            2,537,810
   Corporate and other                               6,133,288            3,353,918
                                                    ----------           ----------
           Total Assets                             19,177,427            9,588,872


NOTE N - COMMITMENTS AND CONTINGENCIES

     1. The Company leases office space under noncancelable leases generally varying from eight to twelve years, with certain renewal options.

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998



NOTE N (continued)

         At June 30, 1999, the Company's aggregate minimum rental payments based upon the original term (including escalation clauses), under all noncancelable leases which have an initial or remaining term of one year or more, were as follows:

Year ending December 31,
    1999                                                  $  1,168,212
    2000                                                     1,068,338
    2001                                                     1,053,848
    2002                                                     1,053,848
    2003                                                     1,053,848
    Thereafter                                               4,984,068
                                                           -----------

                                                            10,382,162

Sublease payments                                             (340,648)
                                                           -----------
Net lease commitments                                      $10,041,514
                                                           ===========

          Rent expense was $384,934 and $773,070 for the three and six months ended June 30, 1999, respectively and $396,711 and $795,606, for the three and six months ended June 30, 1998, respectively.

     2. The Company leases computers under long-term leases and has the option to purchase the computers for a nominal amount at the termination of the lease.

          Future minimum payments for capitalized leases were as follows at June 30, 1999.

               Period ending December 31, 1999
                   Year ended December 31, 2000                $  49,357
                   Year ended December 31, 2001                   43,650
                   Year ended December 31, 2002                   43,650
                                                                --------

               Total minimum payments                            136,657

               Less amount representing interest                 (22,502)
                                                                --------
               Present value of net minimum
                   lease payments                               $114,155
                                                                ========

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998



NOTE N (continued)

     Litigation

     The Company is subject to various legal actions arising out of the conduct of its business, including those relating to claims for damages alleging violations of Federal and state securities laws. In the opinion of management of the Company, amounts accrued for awards or assessments in connection with these matters are adequate and ultimate resolution of these matters will not have a material effect on the Company's financial position, results of operations or cash flows.

     Redemption Agreement With Stockholder

     Under the terms of a redemption agreement between Laidlaw and a former stockholder, the Company is obligated to pay up to $1,050,000, payable in installments equal to 30% of the Company's consolidated quarterly after-tax net income up to $1,050,000, payable 30 days after the end of each fiscal quarter through May 31, 2001. There have been no payments pursuant to this agreement through June 30, 1999.


NOTE O - INCOME TAXES

     The Company files a consolidated tax return for Federal tax purposes and combined tax returns for state and city taxes. Taxes have not been provided for the three months and six months ended June 30, 1999 because the Federal and state and local taxes would be substantially offset by utililization of NOL carryforwards. The net operating loss carryforwards available to offset future income taxes at June 30, 1999 was 12,330,216 which will expire between 2005 and 2018. The Company believes it is unlikely there will be any benefit realized from the net operating loss carryforward. Accordingly, the deferred tax asset applicable to operations subsequent to December 31, 1998 has been reduced in its entirety by a valuation allowance.

     The components of the net deferred tax asset as of June 30, 1999 and December 31, 1998 consist of the following:

                                         June 30,               December 31,
                                           1999                    1998
                                        -----------             -----------

Federal                                 $ 4,316,000             $ 4,717,000
State and local                           2,789,000               3,049,000

                                          7,105,000               7,766,000
Valuation reserve                        (7,105,000)             (7,766,000)
                                        -----------             -----------
Recorded net tax asset                  $       -0-             $       -0-
                                        ===========             ===========

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998

NOTE P - EARNINGS PER COMMON SHARE

    Earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes the dilutive effects of options and convertible securities and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflects all potentially dilutive securities. Set forth below is the reconciliation of net income applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:

                                                        Three months                   Six months
                                                        ended June 30                ended June 30
                                                  -------------------------    --------------------------
                                                      1999          1998           1999          1998
                                                  -----------   -----------    -----------   -----------
     Numerator
         Net  (loss) income                       $   867,337   $  (108,994)   $ 1,576,791   $  (503,733)


     Net  (loss) income applicable to
         common shares for basic earnings
         per share                                    867,337      (108,994)     1,576,791      (503,733)
     Effect of dilutive securities:

     Net (loss) income applicable to
         common shares for diluted earnings
         per share                                    867,337      (108,994)     1,576,791      (503,733)

     Denominator
         Weighted-average common shares for
         basic earnings per share                   9,167,045     7,054,358      8,448,045     6,279,670

     Weighted-average effect of dilutive
         Securities
           Employee stock options                   1,616,976                    1,616,976
           Subordinated notes                       1,626,016                    3,252,032
             Euronotes                                466,341                      932,683

     Dilutive potential common shares

     Weighted-average common and common
         equivalent shares for diluted earnings
         per share                                 12,876,378     7,054,358     14,249,736     6,279,670

     Earnings per common share
         Basic                                    $       .09   $      (.01)   $       .18   $      (.02)
         Diluted                                  $       .06   $      (.01)   $       .11   $      (.02)


     Options to purchase 1,579,900 shares of common stock at a range of $1.25 to $3.50 were outstanding during the three months and six months ended June 30, 1998, but were not included in the computation of diluted earnings per share because the Company incurred a loss and the effect would have been antidilutive.

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998


NOTE Q  STOCK OPTIONS

During 1998, the Company established a stock option plan accounted for under APB Opinion No. 25 and related interpretations. The plan allows the Company to grant options to employees for up to - and - shares of common stock at June 30, 1999. Options currently outstanding are exercisable either immediately or up to three years from the grant date and expire five years after the grant date. No compensation cost has been recognized for the plan for the three and six month periods ended June 30, 1999 and June 30, 1998. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company's results of operations would have been reduced to the pro forma amounts indicated below.

                                  Three months ended June 30,                  Six months ended June 30,
                                 1999                  1998                   1999                  1998
Net income (loss) - as         867,337               (108,994)             1,576,791              (503,733)
reported
Net income- proforma           606,369               (501,494)             1,288,527              (896,233)
Basic Income per                 .06                   (.02)                  .12                   (.08)
share- as reported
Diluted Income per               .06                   (.02)                  .11                   (.08)
share- as reported
Basic Income per                 .04                   (.07)                  .09                   (.14)
share- pro forma
Diluted Income per               .04                   (.07)                  .08                   (.14)
share- pro forma

The fair value of each option grant is established on the date of grant using the Black-Scholes option pricing model with the following assumptions:

                                                     Three and six month
                                                    Periods ended June 30,

                                                     1999             1998
                                                     ----             ----
Expected  dividend  yield -
Expected  stock  price  volatility                 56%- 57%          42-58%
Expected life of option                            5 years          5 years

The risk-free interest rate used in the valuation of the option grants ranged from 5.76% to 5.91% depending on the expiration date of the options for the three and six month periods ended June 30, 1999, and was 4.89% to 5.61% for the three and six month periods ended June 30, 1998.

A summary of option activity for the three and six month periods ended June 30, 1999 and June 30, 1998 is as follows:

For the three months ended June 30,

                                                 1999                                  1998
                                Shares           Weighted average            Shares           Weighted average
                                                  exercise price                               exercise price
Outstanding- beginning        1,003,500                2.37                 250,000                 3.50
of period
Granted                        757,400                 2.90
Outstanding - end of          1,760,900                2.60                 250,000                 3.50
period

Options exercisable-           608,600                 3.50                 250,000                 3.50
end of period
Weighted average fair                                  1.87                                          --
value of options
granted during the year



For the six months ended June 30,

                                         1999                                           1998
                                Shares           Weighted average            Shares           Weighted average
                                                  exercise price                               exercise price
Outstanding- beginning        1,003,500                2.37
of period
Granted                        757,400                 2.90                 250,000                 3.50
Outstanding - end of          1,760,900                2.60                 250,000                 3.50
period

Options exercisable-           608,600                 3.50                 250,000                 3.50
end of period
Weighted average fair                                  1.87                                         1.57
value of options
granted during the year

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

           For the three and six months ended June 30, 1999 and 1998,
                            As of December 31, 1998


18.  Stock Options (continued)

The status of outstanding stock options is summarized as follows:

                                             Weighted                                       Weighted
Range of        Options outstanding       Average remain-               Options         average exercise
Exercise                at                ing contractual             Exercisable       price of options
 Price             June 30, 1999           Life (years)            at June 30, 1999        Exercisable
 -----             -------------       --------------------        ----------------        -----------
 $1.25                  706,300                4.30                           --                   $  --
 $3.50                1,054,600                4.44                      608,600                   $3.50



NOTE R - SUBSEQUENT EVENTS

     On July 1, 1999, the Company acquired more than 99.1% of the common stock of Westminster Securities Corporation ("Westminster"), a registered Broker-Dealer of securities based in New York, which is a member firm of the New York Stock Exchange ("NYSE"), for 3,000,000 shares of common stock of the Company.

                           Laidlaw Global Corporation

                  As of June 30, 1999 and December 31, 1998 and
            for the three and six months ended June 30, 1999 and 1998




NOTE R (continued)

     A summary of revenue, profit and loss, and earnings per share for the following periods on a proforma basis for Laidlaw, Fitek and Westminster is shown as follows:

                                                                                       Euro
                                                                   Domestic Note        Note
                                    Laidlaw                         Conversion      Conversion
                                   Global Corp      Westminster      (Interest)      (Interest)  Combined
                                   -----------      -----------      ----------      ----------  --------
Six months ended
   June 30, 1999
     Revenue                         $11,840,271     $3,300,326                                 15,140,597
     Profit and loss                 $ 1,381,715     $  772,676                     $160,770   $ 2,315,161
     Shares outstanding basic          9,331,378      3,000,000        "Note 1"      932,683    13,264,061
     Shares outstanding               11,881,037
     diluted
     Earnings per share
       Basic                                 .15            .26
       Diluted                               .12            .26

Three months ended
   June 30, 1999
     Revenue                        $  6,661,851     $1,906,908                                 8,568,759
     Profit and loss                $    867,337     $  287,431                     $160,770   $ 1,315,938

                                                                 Domestic
                            Laidlaw                              Note             Euro-Note
                            Holdings            Westminster      Conversion       Conversion      Combined
                            --------            -----------      ----------       ----------      --------
Six months ended
   June 30, 1998
     Revenue               $10,872,326       $           --                                      $10,872,326

     Profit and loss       $  (503,734       $       (2,522)   $   (506,256)        (138,300)     (1,148,290)

Item 2. Management's Discussion and Analysis or Plan of Operation

                      Management's Discussion of Operations



LAIDLAW GLOBAL CORPORATION (" the Corporation") is a global financial services firm that operates in three activities: investment banking, sales & trading and asset management. It has two subsidiaries that operates in all three activities:
Laidlaw Holdings, Inc. ("LHI") ( which includes Laidlaw Global Securities, Inc. ("LGS") and Howe & Rusling ("H&R") and Westminster Securities Corporation, the N.Y.S.E. member, a subsidiary owned since July 1, 1999. It has a third subsidiary Global Electronic Exchange, Inc. ("GEE") which is a developmental stage company that intends to create a global on-line trading network through the marketing of its Globeshare.com concept. The Corporation's results of operations may be materially affected by market fluctuations and economic factors. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a global nature, including economic and market conditions; the availability of capital; the level and volatility of equity prices and interest rates; currency values and other market indices; technological changes and events (such as the increased use of the Internet and the Year 2000 issue); the availability of credit; inflation; investor sentiment; and legislative and regulatory developments. Such factors may also have an impact on the Corporation's ability to achieve its strategic objectives on a global basis, including (without limitation) growth in assets under management, global investment banking and brokerage services activities as well the development and expansion of GEE which will require substantial resources.

The Corporation's Securities business, particularly its involvement in primary and secondary markets in domestic and overseas markets is subject to substantial positive and negative fluctuations due to a variety of factors that cannot be predicted with great certainty, including variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars into bonds and equity, and the size, number and timing of transactions or client assignments.

The Corporation's results of operations also may be materially affected by competitive factors. Recent and continuing global convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations even though the Corporation's strategy has been to situate itself in markets where it has a hedge over competition due to strong local connections and access. The Corporation though global in its intervention wants to see itself as the "local player" everywhere. Revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Corporation intends to manage its businesses for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. The Company's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing fee-based assets that are designed to generate a continuing stream of revenues, managing risks in both the Securities and Asset Management. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Corporation to remain profitable and competitive. Global Market and Economic Conditions in the Quarter Ended June 30, 1999 were generally favorable. Financial markets in many regions continued to exhibit signs of recovery from the financial and economic problems that existed in the third and fourth quarters of fiscal 1998, during which periods of extreme volatility, low levels of liquidity and increased credit spreads created difficult market conditions then. On an internal basis, the Corporation new management team has effected an internal restructuring of its operations with an emphasis on an overall reduction of its fixed cost structure thus allowing a quick adaptation to unexpected market conditions.

The new Board of Directors has vowed its support to the management team continuous effort to position the Corporation in new markets and ventures. The Management intends to focus its activities in areas that take into consideration the cost structure of the Corporation and the constraint to allocate resources efficiently and in priority to ventures that can reasonably be expected to self-finance on a short term basis. The Global Electronic Exchange ( "GEE") project could be very promising since the signing of Foreign members created for all the immediate access to a global pool of potential investors. The management has stated its goal of signing up enough Members to total in excess of 500,000 potential investors. While there are no assurances that the Management will achieve its goal prior to year-end, it is the current objective to have the GEE project functional and operating prior to year-end. Micro-Modeling Associates ("MMA "), a reputable software solution providers that has been voted best Microsoft solution provider for 1998, has been hired to provide software solutions and help in the technological implementation of the GEE venture. In order to assure that the GEE project in its current building phase does not drain the resources of the Corporation, GEE intends to seek financing by accessing private sources of equity financing in the near future.

Results of the Company's for the Six Month Period ended June 30, 1999. The Corporation's net income of $ 2.5 million in the six month period ended June 30, 1999 has represented a major turn around from the comparable periods of fiscal 1998.

Net income for the six month period ended June 30, 1998 and for the period ended June 30,1999 have been calculated on a pro-forma basis since the Reorganization of the corporation into a public entity has only been effective since June 8,1999 for LHI. These results do not include Westminster Securities Corp., a New York Stock Exchange member that became a subsidiary effectively owned on July 1, 1999 following the New York Stock Exchange approval. Net income for the six-month period ended June 30, 1999 increased dramatically from the comparable prior year period. Diluted earnings per common share were $ .13 in the six month period ended June 30, 1999 as compared to net losses in the quarter ended June 30,1998 which cannot be reduced to a per share item since the Corporation was not a public entity then and had a different capital structure. The Corporation's annualized return on common equity was 61% for the six month period ended June 30, 1999. The same comparison for 1998 is not relevant in light of the losses incurred in 1998 while the corporation was still in the process of rationalizing its operations under the leadership of its new management team.

The increase in net income in the six month periods ended June 30, 1999 from the comparable prior year periods was primarily due to higher commissions generated out of emerging and foreign markets where the LGS subsidiary has experience a great level of success in establishing the LGS brand locally with our strategic partners. Investment banking revenues were mostly generated through private placement offerings and advisory work. The cost structure of our Investment Banking Department having been reduced, the net contribution of that activity has increased. In the future, the Westminster subsidiary which only became part of the Corporation in July 1, 1999 will improve the company's exposure to domestic private and public financing as demonstrated by Westminster revenues stemming from the ForeignTV.com IPO in the second quarter of 1999.

                          Pro-forma LAIDLAW GLOBAL CORP
                              Statements of Income

                                                      Three Months Ended              Six Months Ended
                                                          March 31,                      June 30,
                                                ----------------------------    ----------------------------
                                                    1999            1998            1999            1998
                                                ------------    ------------    ------------    ------------
Revenues
    Gross Commissions                           $  2,206,027    $  2,632,104    $  6,629,501    $  5,039,119
    Asset management fees
                                                   1,479,632       1,530,176       2,998,499       3,098,751
    Investment income, trading profit and
       Corporate finance fees                      1,335,282         257,930       1,847,819       1,465,973
    Other                                            155,271         880,925         364,453       1,268,483
                                                ------------    ------------    ------------    ------------

      Total revenues                               5,176,212       5,301,135      11,840,272      10,872,326


Expenses
    Salary and benefits                            1,610,265       1,928,400       3,147,260       3,943,291

    Commissions                                    1,169,373       1,684,837       3,445,092       3,351,704

    Clearing fees                                    706,701         665,829       1,405,365       1,376,429

    Other                                            936,306       1,364,729       2,155,957       2,590,903
                                                ------------    ------------    ------------    ------------


    Total Expenses                                 4,422,645       5,643,795      10,153,674      11,262,327
                                                ------------    ------------    ------------    ------------


    Income (loss) before minority
      interest and income taxes                      753,567        (342,660)      1,686,598        (390,001)


Minority Interest                                    (40,382)        (52,080)       (109,807)       (113,732)
                                                ------------    ------------    ------------    ------------


Net income (loss) before income taxes                713,185        (394,740)      1,576,791        (503,733)


Income taxes
                                                ------------    ------------    ------------    ------------

    NET  INCOME (LOSS)                               713,185        (394,740)      1,576,791        (503,733)
                                                ============    ============    ============    ============


Accumulated deficit
    Balance, beginning of period                 (22,611,916)    (19,302,075)    (22,659,392)    (19,302,075)

    Balance, end of period                      $(21,898,727)   $(19,696,814)   $(21,082,601)   $(19,805,808)
                                                ============    ============    ============    ============

Net income (loss) per share
    Basic                                       $        .09    $       (.07)   $        .11    $       (.02)
                                                ============    ============    ============    ============

    Diluted                                     $        .09    $       (.07)   $        .11    $       (.02)
                                                ============    ============    ============    ============


Weighted average number of Shares outstanding
    Basic                                          7,829,045       5,504,983      13,233,817       6,279,670

    Diluted                                        7,829,045       5,504,983      14,850,793       6,279,670

In the U.S., favorable market conditions and continuing market volatility contributed to an increased volume of customer securities transactions, including listed agency and over-the-counter equity products. Revenues from markets in Southern Europe with a special emphasis on Greece also benefited from higher trading volumes and market volatility in that area, as well as from the Corporation increased cooperation with its strategic partners.


                         Average Balance Sheet Analysis
                         Six Months Ended June 30, 1999

                                           ASSETS
Current assets
   Cash and cash equivalents                                               $  3,207,923
   Escrow deposit with clearing broker                                        2,565,887
   Due from clearing broker and other receivables                             1,487,191
   Goodwill, net of accumulated amortization                                  4,410,010
   Equipment and leasehold improvements, net of accumulated depreciation        633,240
   Other                                                                      2,322,085
                                                                           ------------

      Total current assets                                                 $ 14,626,336
                                                                           ============

         LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities
   Notes Payable                                                              1,962,500
   Private placement escrow fund payable                                      2,565,887
   Accounts payable, accrued expenses and other                               3,654,624
                                                                           ------------

      Total current liabilities                                               8,183,011

COMMITMENTS AND CONTINGENCIES

12% SENIOR SECURED EURO-NOTES, DUE JULY, 2002                                 2,262,500
  8% CONVERTIBLE SUBORDINATED NOTES, DUE JULY 2003                            1,230,000

MINORITY INTEREST                                                               380,189

STOCKHOLDERS' EQUITY
Preferred C Stock; 200,000 shares authorized; 2,500 shares issued               250,000
Common Stock, $.05 par value; 24,237,079 shares authorized at June 30,
   1999 and 15,000,000 shares authorized at December 31, 1998;
   12,644,980, and 7,829,040, shares issued and outstanding at June 30,
   1999 and December 31, 1998, respectively                                     511,851
Additional paid - in capital                                                 23,656,044
Retained deficit                                                            (21,847,259)

                                                                              2,570,636
                                                                           ------------

                                                                           $ 14,626,336
                                                                           ============

In the past, the Corporation 's reliance on external sources to finance a significant portion of its day-to-day operations made access to long term financing important. The cost and availability of unsecured financing generally are dependent on the Corporation's short-term and long-term perceived creditworthiness. The credit worthiness of the corporation has improved substantially as a result of the convertible note holders conversion of $ 8 M of debt into equity. An offer to exchange the Euro-note Laidlaw Holdings 12% yielded a strong response from the Note holders who have agreed to the exchange $ 1.9M of the issue out of $ 2.305 M that represents the entire issue. The change in debt structure of the Corporation will save close to $ 500,000 a year in interest expenses. This change alone contribute to a substantial improvement in the networth of the Corporation.

The Corporation currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, the Company may need to raise additional funds. If funds are raised through the issuance of equity securities, or securities which are convertible into equity securities, the Company's existing shareholders may experience additional dilution in ownership percentages or book value. Additionally, such securities may have rights, preferences and privileges senior to those of the holders of the Company's common stock. The Company cannot give any assurance that additional funds will not be needed to respond to industry changes, competitive pressures and unforeseen events. If such funds are needed, there can be no assurance that additional financings will be available.

The Balance Sheet

The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:


                                                             As of
                                                June 1999            June 1998
                                                (in $ except per share amounts)

     Adjusted Assets (1)                       19,663,799            9,641,615
     Leverage Ratio (2)                           2.65                 17.93
     Adjusted Leverage Ratio (3)                  2.65                 17.93
     Book value per share (4)                     1.32                  0.25


(1)  Adjusted assets represent total assets (...)

(2)  Leverage ratio equals total assets divided by equity capital.

(3)  Adjusted leverage ratio equals adjusted assets divided by equity capital.

(4) Book value per share as of June 1999 was based on common shares outstanding.

Year 2000

The year 2000 issue involves the potential for system and processing failures of date-related data resulting from computer-controlled systems using two digits rather than four to define the applicable year. For example, computer programs that contain time-sensitive software may recognize a date using two digits of "00" as the year 1900 rather than the year 2000. This could result in system failure or miscalculations causing disruptions of our operations, including among other things, a temporary inability to process transactions in connection with our order transmission activities. Because we are dependent to a very substantial degree, upon the proper functioning of computer systems, the failure of any computer system to be Year 2000 compliant could materially adversely affect us. Failure of this kind could, for example, cause settlement of trades to fail, lead to incomplete or inaccurate accounting, recording or processing of trades in securities, result in generation of erroneous results or give rise to uncertainty about our exposure to trading risks and our need for liquidity. If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions and legal liability.

We have completed our internal information technology and non-information technology assessment, and we believe that our internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. As of June 30, 1999, Laidlaw Global Corporation has completed all systems and software upgrades required in order to be fully Y-2K compliant under the standards set by the SEC, the SIA and the N.A.S.D.

The Corporation will continue to test and if necessary correct any deficiency it might find with respect to its Y-2K compliance. The total costs associated with the Y-2K preparedness were in excess of $200,000.

In addition, we depend upon proper functioning of third-party computer and non-information technology systems. These parties include depositories, our clearing firms, commercial banks and other vendors. To the best of our knowledge, we have assessed the preparedness of our vendors and feel strongly that they are Y-2K compliant. In the event some of these vendors were to experience problems we feel confident that we have assessed suitable replacement to these vendors in order to minimize any disruptions to our business.

Item 6.     Exhibits and Reports on Form 8-K

            a)       Exhibits

                     Financial Data Schedule for the Year Ended December 31, 1998 (period ended June 30, 1999)

                     Financial Data Schedule for the Year Ended December 31, 1997 (period ended June 30, 1998)

            b)       Reports on Form 8-K

                     The Registrant has filed reports on Form 8-K for events which occurred during the quarter for which this report is filed:

                     (i) The Registrant's report on Form 8-K for events which occurred on June 4,1999 discloses that the Registrant entered into a Plan and Agreement of Reorganization with Laidlaw Holdings, Inc., Westminster Securities Corporation, and the principal shareholders of such companies.

                     (ii) The Registrant's report on Form 8-K for events which occurred on June 8, 1999 describes the Registrant's acquisition of Laidlaw Holdings, Inc. and its subsidiaries Laidlaw Global Securities, Inc., Global Electronic Exchange, Inc., and Howe & Rusling, Inc.

                     (iii) The Registrant's report on Form 8-K for events which occurred on July 1, 1999 describes the Registrant's acquisition of Westminster Securities Corporation. Additionally, this report also discloses the conversion of convertible subordinated debt of Laidlaw Holdings, Inc. into shares of common stock of the Registrant.

                     (iv) The Registrant's report on Form 8-K for events which occurred on August 20, 1999 discloses the change in the Registrant's certifying accountant from Comiskey & Company, P.C. to Grant Thornton LLP. This report discloses a further conversion of convertible subordinated debt into 559,507 shares of common stock of the Registrant.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                    LAIDLAW GLOBAL CORPORATION

August 20, 1999                     By: /s/ Roger Bendelac
                                        ------------------
                                          Roger Bendelac,
                                          Executive Vice President