Form 10QSB
period 1999-09-30
LAIDLAW GLOBAL CORP
filed 1999-11-16
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D. C. 20549
                    ----------------------------------------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1999

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                               ------------------

                        Commission file number 33-37203-D

                           LAIDLAW GLOBAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


               Delaware                                        84-1148210
  (State or other jurisdiction of                           (I.R.S. Employer
   incorporation or organization)                         Identification No.)

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

Yes [X]   No [ ]


          The number of shares outstanding of the issuer's common stock as of November 10, 1999 was 28,554,385

                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1. FINANCIAL STATEMENTS

          a)   Consolidated Balance Sheets as of September
               30, 1999 and December 31, 1998...........................3

          b)   Consolidated Statements of Operations for the
               Three and Nine Months Ended September 30,
               1999 and 1998............................................4

          c)   Consolidated Statements of Cash Flows for the
               Nine Months Ended September 30, 1999 and 1998............5

          d)   Notes to Financial Statements............................6 to 23


     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF
             FINANCIAL CONDITION AND RESULTS OF OPERATIONS..............24 to 32


PART II OTHER INFORMATION

     ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K...........................33

          a)   EXHIBITS.................................................33

          b)   REPORTS ON FORM 8-K......................................33

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                           Laidlaw Global Corporation

                           CONSOLIDATED BALANCE SHEETS

                                                                          As of September 30   As of December 31
                                                                                 1999               1998
                                                                          ------------------   -----------------
                                                                              (Unaudited)
ASSETS

Cash and Cash Equivalents                                                     $  3,903,476    $  1,939,429
Escrow Deposit with Clearing Broker                                              1,981,710              --
Due from Clearing Broker & Other Receivables                                     3,853,187         576,515
Marketable Securities                                                            1,990,110         885,244
Goodwill in H&R Acquisition Corp and Westminster Securities Corp.,net            7,973,513       4,450,102
Property, Equipment and Leasehold Improvements (net of accumulated                 825,371         701,652
depreciation and amortization)
Other Assets
                                                                                 2,382,425       1,035,930
                                                                              ------------    ------------

TOTAL ASSETS                                                                  $ 22,909,792    $  9,588,872
                                                                              ============    ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes Payable                                                                 $  1,600,000    $  2,775,000
Private Placement Escrow Fund Payable                                            1,981,710              --
Accounts Payable, Accrued Expenses & Other Liabilities
                                                                                 4,599,093       4,020,656
                                                                              ------------    ------------

TOTAL LIABILITIES                                                                8,180,803       6,795,656
                                                                              ------------    ------------

COMMITMENTS AND CONTINGENCIES

8% Convertible Subordinated Note, due July 2003                                                  2,460,000
12% Senior Secured Euro-Notes, due July 8, 2002                                    393,000       2,220,000

Minority Interest                                                                  455,288         382,286

STOCKHOLDERS' EQUITY
Preferred C Stock; $.00001 par value; 1,000,000 shares authorized of the                 1         250,000
Company at September 30, 1999 and $100 par value; 20,000 shares authorized of the Predecessor at December 31, 1998; 2,500 shares issued and outstanding by the Company on September 30, 1999 and by the Predecessor on
December 31, 1998
Common Stock; $.00001 par value; 50,000,000 shares authorized of the company at September 30, 1999 and $.05 par value; 15,000,000 shares
authorized of the Predecessor at December 31, 1998;  18,898,760 shares                 189         391,452
issued and outstanding by the Company on September 30, 1999  and 7,829,040
shares issued by the Predecessor on December 31, 1998
Additional Paid - In - Capital                                                  33,645,475      19,701,394
Accumulated Deficit                                                            (19,764,964)    (22,611,916)
                                                                              ------------    ------------

TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                            13,880,701      (2,269,070)
                                                                              ------------    ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT                             $ 22,909,792    $  9,588,872
                                                                              ============    ============



        The accompanying notes are an integral part of these statements.

                           Laidlaw Global Corporation

                      CONSOLIDATED STATEMENT OF OPERATIONS
                                    UNAUDITED

                                                                  For the three months                    For the nine months
                                                                   Ended September 30,                      ended September 30,
                                                              -------------------------------       -------------------------------
                                                                 1999               1998               1999               1998
                                                              ------------       ------------       ------------       ------------
REVENUES
Gross Commissions                                             $  6,203,571       $  2,021,706       $ 12,833,072       $  7.060,825
Asset Management Fees                                            1,423,445          1,431,597          4,421,944          4,530,348
Investment Income, Trading Profit & Corporate
Finance Fees                                                       379,459            435,283          2,227,278          1,901,256
Other Revenue                                                      494,241            136,690            858,694          1,405,173
                                                              ------------       ------------       ------------       ------------
      Total revenues                                             8,500,716          4,025,276         20,340,988         14,897,602
                                                              ------------       ------------       ------------       ------------
EXPENSES
Salaries and Other employee costs                                1,838,540          1,716,558          4,985,800          5,659,849
Commissions                                                      2,982,887          1,277,498          6,427,979          4,629,202
Clearing and Occupancy                                             671,998            692,968          2,077,363          2,069,397
Other Expenses                                                   1,659,938          1,269,414          3,815,895          3,860,318
                                                              ------------       ------------       ------------       ------------
      Total expenses                                             7,153,363          4,956,438         17,307,037         16,218,766
                                                              ------------       ------------       ------------       ------------
Income (Loss) before minority interest                           1,347,353           (931,162)         3,033,951         (1,321,164)
Minority Interest                                                   77,195             68,185            187,002            181,917
                                                              ------------       ------------       ------------       ------------
Income (Loss) before taxes:                                      1,270,158           (999,347)         2,846,949         (1,503,081)
   Income Taxes                                                         --                 --                 --                 --
                                                              ------------       ------------       ------------       ------------
NET INCOME (LOSS)                                                1,270,158           (999,347)         2,846,949         (1,503,081)
   Accumulated deficit, beginning of period                    (21,035,122)       (19,805,808)       (22,611,913)       (19,302,075)
                                                              ------------       ------------       ------------       ------------
   Accumulated deficit, end of period                         $(19,764,964)      $(20,805,155)      $(19,764,964)      ($20,805,156)
                                                              ============       ============       ============       ============
NET INCOME  PER SHARE

   Basic                                                      $        .05                 --       $       0.16                 --
                                                              ============       ============       ============       ============
   Diluted                                                    $        .04                 --       $       0.13                 --
                                                              ============       ============       ============       ============

WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING

   Basic                                                        27,299,268                            17,718,245
                                                              ============                          ============

   Diluted                                                      30,237,162                            21,527,960
                                                              ============                          ============


        The accompanying notes are an integral part of these statements.

                           Laidlaw Global Corporation

                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                    UNAUDITED


                                                                 Period ended September 30,
                                                                    1999            1998
                                                                 -----------    -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net  income (loss)                                             $ 2,846,949    $(1,503,081)
Adjustments to reconcile net income (loss) to net
Cash used by operating activities:
Amortization                                                         182,033        120,275
Depreciation                                                          80,146
                                                                                     83,944
(Increase) decrease in:
    Escrow deposits with clearing brokers                         (1,981,710)            --
    Due from clearing brokers and other receivables               (2,676,672)       157,739
    Other assets                                                  (2,451,361)      (986,322)
    Accounts payable                                                 578,437       (909,542)
    Private placement escrow fund payable                          1,981,710             --
                                                                 -----------    -----------
Net cash used by operating activities                             (1,440,468)    (3,036,987)

CASH FLOWS FROM INVESTING ACTIVITIES
    Purchase of Property, Equipment and Leasehold Improvements      (203,865)       (38,308)
                                                                 -----------    -----------
Net cash used by investing activities                               (203,865)       (38,308)

CASH FLOWS FROM FINANCING ACTIVITIES
    Proceeds from issuance of notes                                3,342,522      2,343,526
    Payments  to minority shareholders                                73,002             --
    Issuance of common stock                                         192,856        116,203
                                                                 -----------    -----------
Net cash provided by financing activities                          3,608,380      2,459,729
                                                                 -----------    -----------
NET INCREASE (DECREASE) IN CASH                                    1,964,047       (615,566)

CASH - BEGINNING OF PERIOD                                         1,939,429      2,216,556
                                                                 -----------    -----------
CASH - END OF PERIOD                                             $ 3,903,476    $ 1,600,990
                                                                 ===========    ===========
Supplemental disclosure:
    Non cash financing transaction:
    Conversion of debt to equity                                 $ 9,912,000    $ 3,935,289
                                                                 ===========    ===========

        The accompanying notes are an integral part of these statements.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
      And for the Three and Nine Months Ended September 30, 1999 and 1998


1.   Organization and Summary of Significant Accounting Policies

Organization

On April 15, 1999, Laidlaw Holdings Inc. ("Laidlaw") and a majority of its shareholders entered into a Plan and Agreement of Reorganization (the "Laidlaw-Fitek Plan") with Fi-Tek V, Inc. ("Fitek") a company whose common stock is listed for quotation on the OTC Bulletin Board. On May 25, 1999, Fitek and a majority of its shareholders also entered into a Plan and Agreement of Reorganization (the "Westminster-Fitek Plan") with Westminster Securities Corporation ("Westminster"), a registered Broker-Dealer of securities based in New York, which is a member firm of the New York Stock Exchange ("NYSE"), by which Westminster and all of the shareholders of Westminster participated in the Plan and Agreement of Reorganization with Fitek and Laidlaw. Fitek changed its name to Laidlaw Global Corp. (the "Company") and the current Board of Directors of Laidlaw became the Board of Directors of Laidlaw Global Corp. The Laidlaw - Fitek Plan and the Westminster-Fitek Plan were accounted for based on the purchase method.

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

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
       And for the Three and Nine Months Ended September 30, 1999 and 1998


1.   Organization and Summary of Significant Accounting Policies (continued)

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

Property, Equipment and Leasehold Improvements

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

The Company adopted Statement of Financial Accounting Standards ("SFAS") No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. The statement sets forth guidance as to when to recognize an impairment of long-lived assets, including goodwill, and how to measure such an impairment. The methodology set forth in SFAS No. 121 is not significantly different from the Company's prior policy and, therefore, the adoption of SFAS No. 121 did not have a significant impact on the consolidated financial statements as it relates to impairment of long-lived assets used in operations.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
      And for the Three and Nine Months Ended September 30, 1999 and 1998

1.   Organization and Summary of Significant Accounting Policies (continued)

Goodwill

Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over the expected periods to be benefited. The Company assesses the recoverability of this intangible asset by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows expected to be realized from the intangible asset to its recorded value. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved. Accumulated amortization was $542,878 and $360,845 as of September 30, 1999 and December 31, 1998 respectively.

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

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
      And for the Three and Nine Months Ended September 30, 1999 and 1998

1.   Organization and Summary of Significant Accounting Policies (continued)

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

Interim Period Information

The unaudited consolidated financial statements as of September 30, 1999 and for the three and nine month periods ended September 30, 1999 and 1998 have been prepared in accordance with generally accepted accounting principles for interim financial information and the instruction to Form 10-Q(SB) and do not include all of the information and notes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments consisting of normal recurring accruals considered necessary for a fair presentation of the results for the interim period have been included.

Stock Split

On September 9, 1999, the majority of the stockholders and the board of directors of the Company approved a stock split of the existing Common Stock of the Company on the basis of three (3) shares of post split Common Stock, par value $0.00001 per share, being issued in exchange for two (2) outstanding shares of pre-split Common Stock. The stock split was effected through a stock dividend distributed in October, 1999 to stockholders of record on September 23, 1999. All references in the financial statements with regard to the number of shares and earnings per share for the three and nine month periods ended September 30, 1999 reflect the retroactive effect of the aforementioned stock split.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
      And for the Three and Nine Months Ended September 30, 1999 and 1998

2.   Securities Owned and Sold, but Not Yet Purchased

Marketable securities owned and sold but not yet purchased consist of trading and investment securities at market values, as follows:

                            September 30, 1999          December 31, 1998
                       ---------------------------  ------------------------
                                         Sold                        Sold
                                        But Not                   But Not Yet
                          Owned      Yet Purchased     Owned       Purchased
                       -----------   -------------  ----------    ----------
Equity Securities       $  574,711    $   17,520    $   47,469    $    6,345
Money Market             1,415,399            --       833,824            --
Investments
Corporate Bonds                 --            --         3,950            --
                        ----------    ----------    ----------    ----------
                         1,990,110        17,520       885,243         6,345
                        ==========    ==========    ==========    ==========


3.   Liquidity and Capital Resources

During the period from January 1, 1998 to December 31, 1998, the Company has continued to suffer losses from operations. For the period from January 1, 1998 to December 31, 1998, the Company incurred a loss of $3,309,842. These circumstances may raise substantial doubt about the Company's ability to continue as a going concern.

 On February 16, 1999, the Board of Directors of Pacific USA Holding Corp., a shareholder of the Company, passed a resolution authorizing sufficient financial support for the Company for a period up to twelve months from the date of the resolution to ensure that the Company maintains its operational liquidity needs. Financial support is defined as providing capital, loans, direct or indirect guarantees of loans made by unrelated parties, or other direct or indirect injections of funds into the Company, such as through long-term commitments to fund certain services or costs (i.e., commissions or transaction costs). This resolution neither expires nor is unilaterally cancelable by PUSA for a period ending twelve months from the date of the resolution.

On April 15, 1999, Laidlaw entered into a merger agreement with Fi-Tek. On May 25, 1999, Fitek and a majority of its shareholders also entered into a merger agreement with Westminster Securities Corporation, together referred to as the "Reorganization Plan".

For the three and nine months ended September 30, 1999 the Company had net income of approximately $1,270,000 and $2,847,000.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
      And for the Three and Nine Months Ended September 30, 1999 and 1998

3.   Liquidity and Capital Resources (continued)

In the past, the Laidlaw's reliance on external sources to finance a significant portion of its day-to-day operations made access to long term financing important. The cost and availability of unsecured financing generally are dependent on Laidlaw's short-term and long-term perceived creditworthiness. The credit worthiness of the Company has improved substantially as a result of the conversion of $8,000,000 of the 8% Convertible Subordinated notes into common stock. Additionally, approximately $1,900,000 of the outstanding Senior Secured Euro-Notes have been converted to common stock. The change in debt structure of the Company will reduce interest expense by approximately $395,350 for the remainder of fiscal year ended December 31, 1999. The conversion of these notes will contribute to a substantial improvement in the net worth of the Company.

On July l, 1999, Laidlaw acquired more than 99% of the issued and outstanding common stock of Westminster Securities Corporation ("Westminster") in exchange for 3,000,000 shares of common stock of Laidlaw. Westminster had net income of $213,345 for the three months ended March 31, 1999, and $827,686 for the twelve months ended December 31, 1998. As of September 30, 1999 net goodwill from the purchase of Westminster was $3,643,686.

Management believes that the cash provided from continuing operations, support from PUSA during fiscal year 1999, the reorganization plans, and the conversion of the notes should be reasonably sufficient to cover operating expenses that are going to be incurred during the year.

Cash commitments for debt maturing, legal settlements, and noncancelable long-term operating real and personal property leases during 1999 are approximately $861,960.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
       And for the Three and Nine Months Ended September 30, 1999 and 1998

4.   Property, Equipment and Leasehold Improvements

Property, equipment and Leasehold Improvements consist of:


                                                 September 30,   December 31,
                                                     1999            1998
                                                  ----------     ----------
Furniture and equipment                           $1,857,767     $1,667,608
Leasehold improvements                               181,165        167,459
                                                  ----------     ----------
                                                   2,038,932      1,835,067

Accumulated depreciation and amortization          1,213,561      1,133,415
                                                  ----------     ----------
Property and equipment, net                       $  825,371     $  701,652
                                                  ==========     ==========

5.   Long-Term Borrowings

Notes payable at September 30, 1999 and December 31, 1998 consist of the following:

                                                                 September 30,   December  31,
                                                                      1999         1998
                                                                   ----------   ----------
8% note payable to PUSA, principal and interest due                $       --   $  500,000
    January 20, 2000
8% note payable to PUSA, principal and interest due                        --
    March 1, 1999                                                                  375,000
10% note payable, principal and interest due on demand                             250,000
15% note payable, principal and interest due December
    1999 and December 2000                                          1,000,000    1,000,000
Note payable with floating interest rate linked to prime rate
    Payable at $100,000 in January 1999 and balance at
    $50,000 per month                                                              400,000
10% note payable, principal and interest due April 2, 1999                         250,000
6% secured demand notes, principal due July 1, 2002 and interest
     Payable quarterly                                                600,000           --
                                                                   ----------   ----------
                                                                   $1,600,000   $2,775,000
                                                                   ==========   ==========

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
      And for the Three and Nine Months Ended September 30, 1999 and 1998


6.   Senior Secured Euro-Note

The 12% Senior Secured Euro-Notes ("Notes") were issued in units of $100,000 with a five-year warrant to purchase 6,881 shares of Laidlaw's nonvoting common stock, $.10 par value per share, at the exercise price of $6.54 per share. The Notes are redeemable at the option of the Company, in whole or in part, together with accrued and unpaid interest. The Notes contain certain covenants that limit the ability of the Company to pay dividends or make distributions, repurchase equity interests or sell or otherwise dispose of assets of the Company's subsidiaries.

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

Through September 30, 1999, approximately $1,900,000 of the outstanding Euro-notes have been converted to common stock at an exchange rate of $2.05 per share.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998 And for the Three and Nine Months Ended September 30, 1999 and 1998


7.   Related Party Transactions

The Company receives loans from its affiliate "PUSA", for which the Company pays interest. The loans are used to help pay operating expenses and fund capital requirements of one of its subsidiaries. Interest on loans from PUSA amounted to $17,222 and $27,778 for the nine months ended September 30, 1999 and 1998, and $0 and $10,244 for the quarter ended September 30, 1999 and 1998 respectively.

On July 1, 1999, the Company's New York Stock Exchange member subsidiary obtained 6% 3-year subordinated loans from several principal officers and directors. On September 1, 1999, the Company made a 3-year subordinated loan at a rate of 6% to Westminster Securities Corporation. The purpose of these loans were to provide the subsidiary with working capital.

8.   Net Capital Requirements

The Company's broker dealer subsidiaries, Laidlaw Global Securities, Inc. and Westminster Securities Corporation, are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At September 30, 1999, Laidlaw Global Securities, Inc. had net capital of $1,788,935, which was $1,622,712 in excess of its required net capital of $166,223 and Westminster Securities Corporation had net capital of $1,202,003, which was $1,102,003 in excess of its required net capital of $100,000.

9.   Financial Instruments with Off-Balance-Sheet Risk

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

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
       And for the Three and Nine Months Ended September 30, 1999 and 1998

9.   Financial Instruments with Off-Balance-Sheet Risk (continued)

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

In addition, the Company has sold securities that it does not currently own and may be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at September 30, 1999 and December 31, 1998 at market values of the related securities, and will incur a loss if the market values of the securities increase subsequent to the balance sheet date.

10.  Risk Management

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

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
      And for the Three and Nine Months Ended September 30, 1999 and 1998


11.  Tax Deferred Savings Plan

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

Expenses relating to the tax deferred savings plan were $32,112 and $48,372 for the nine months ended September 30, 1999 and September 30, 1998, and $11,455 and $12,394 for the quarter ended September 30, 1999 and September 30, 1998 respectively.

12.  Industry Segment

In 1998 and prior years, the Company operated in two principal segments of the financial services industry: Asset Management and Broker Dealer activities. Corporate services consist of general and administrative services and are provided to the segments from a centralized location and are included in corporate and other.

Asset Management: Activities include raising and investing capital and providing financial advice to companies and individuals throughout the U.S. and abroad. Through this group the company provides client advisory services and pursues direct investment in a variety of areas.

Broker Dealer: Activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
      And for the Three and Nine Months Ended September 30, 1999 and 1998



12.  Industry Segment (continued)


     The following table sets forth the net revenues of these industry segments of the firms' business

                                        Nine months ended     Nine months ended
                                       September 30, 1999     September 30, 1998
                                       ------------------     ------------------
                                           (unaudited)           (unaudited)
Revenues from external customers
Asset Management                            $  3,240,292         $  2,825,103
Broker Dealer                                 16,680,763           11,635,313
Corporate and other                           (7,087,983)          (7,399,591)
                                            ------------         ------------

Total Revenues from external  customer      $ 12,833,072         $  7,060,825
                                            ============         ============

Intersegment Revenues
Asset Management                            $         --
Broker Dealer                                    149,850
                                            ------------
Corporate and other
Total Intersegment Revenues                      149,850
                                            ============

Net Income
Asset Management                            $    797,218         $    775,541
Broker Dealer                                  2,873,514           (1,583,276)
Corporate and other                             (823,783)            (695,346)
                                            ------------         ------------

Total Net Income                            $  2,846,949         $ (1,503,081)
                                            ============         ============

Total Assets
Asset Management                            $  3,795,406         $  4,149,790
Broker Dealer                                 10,202,006            2,454,853
Corporate and other                            8,912,380            2,982,485
                                            ------------         ------------

Total Assets                                $ 22,909,792         $  9,587,128
                                            ============         ============


13.  Commitments and Contingencies

     1. The Company leases office space under noncancelable leases generally varying from eight to twelve years, with certain renewal options.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
      And for the Three and Nine Months Ended September 30, 1999 and 1998


13.  Commitments and Contingencies (continued)

At September 30, 1999, the Company's aggregate minimum rental payments based upon the original term (including escalation clauses), under all noncancelable leases which have an initial or remaining term of one year or more, were as follows:

            Year ending December 31,
                        1999                              $  1,168,212
                        2000                                 1,068,338
                        2001                                 1,053,848
                        2002                                 1,053,848
                        2003                                 1,053,848
                     Thereafter                              4,984,068
                                                            ----------
                                                            10,382,162
                 Sublease payments                            (580,648)
                                                            ----------
    Net lease commitments                                   $9,801,514
                                                            ==========


Rent expense for the three months ended September 30, 1999 and 1998 was $399,409 and $398,253 respectively. Rent expense for the nine months ended September 30, 1999 and 1998 was $1,172,479 and $1,193,859 respectively.

     2. The Company leases computers under long-term leases and has the option to purchase the computers for a nominal amount at the termination of the lease.

     Future minimum payments for capitalized leases were as follows at September 30, 1999.

       Period ending December 31,
                   2000                                   $  49,357
                   2001                                      43,650
                   2002                                      43,650
                                                          ---------
           Total minimum payments                           136,657
           Less amount representing interest                (22,502)
                                                          ---------
           Present value of net minimum
              lease payments                              $ 114,155
                                                          =========

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
       And for the Three and Nine Months Ended September 30, 1999 and 1998


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

14.  Income Taxes

The Company files a consolidated tax return for Federal tax purposes and combined tax returns for state and city taxes. Taxes have not been provided for the three and nine months ended September 30, 1999 because the Federal and state and local taxes would be substantially offset by utilization of NOL carryforwards. The net operating loss carryforwards available to offset future income taxes at September 30, 1999 was approximately $11,100,000 which will expire between 2005 and 2018. The Company believes it is unlikely there will be any benefit realized from the net operating loss carryforward. Accordingly, the deferred tax asset applicable to operations subsequent to December 31, 1998 has been reduced in its entirety by a valuation allowance.

The components of the net deferred tax asset as of September 30, 1999 and December 31, 1998 consist of the following:

                                September 30, 1999    December 31, 1998

Federal                              $ 3,890,000      $ 4,717,000
State and local                        2,515,000        3,049,000
                                    ------------      -----------
Temporary differences                  6,405,000        7,766,000

Valuation reserve                     (6,405,000)      (7,766,000)
                                    ------------      -----------
Recorded net tax asset              $     -0-         $     -0-
                                    ------------      -----------


Internal Revenue Code Section 382 places a limitation on the utilization of Federal net operating loss and other credit carryforwards when an ownership change, as defined by the tax law, occurs. Generally, this occurs when a greater than 50% change in ownership occurs. Accordingly, the actual utilization of the net loss carryforwards and other deferred income tax assets for tax purposes may be limited annually to a percentage of the fair market value of the Company at the time of any such ownership changes. At September 30, 1999, the Section 382 limitation exceeded the taxable income of the Company, therefore taxable income was completely offset by net operating losses.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
      And for the Three and Nine Months Ended September 30, 1999 and 1998


15.  Earnings per Common Share

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

                                                                  For the three months ended             For nine months ended
                                                                 September 30,      September 30,    September 30,     September 30,
                                                                     1999               1998             1999              1998
                                                                 -------------      -------------    -------------     -------------
NUMERATOR:
Net income (loss)                                                  1,270,158          (999,347)         2,846,949        (1,503,081)
         Preferred stock dividends                                                                             --

Net income (loss) applicable to common shares for
         Basic earnings per share                                  1,270,158          (999,347)         2,846,949        (1,503,081)
Effect of dilutive securities:                                                                                 --

Net income (loss) applicable to common shares
         For diluted earnings per share                            1,270,158          (999,347)         2,846,949        (1,503,081)
                                                                   ---------          --------          ---------        ----------

DENOMINATOR:

Weighted-average common shares for basic earnings
         Per share                                                27,299,268                          17,718,245
Weighted-average effect of dilutive securities:
         Employee stock options                                    2,937,894                           3,809,714

Dilutive potential common shares

Weighted-average common and common equivalent
         Shares for diluted earnings per share                    30,237,162                           21,527,959

EARNINGS PER COMMON SHARE:

 Basic                                                           $      0.05                --        $      0.16                --
                                                                 ===========       ===========        ===========       ===========
 Diluted                                                         $      0.04                --        $      0.13                --
                                                                 ===========       ===========        ===========       ===========


Options to purchase common stock at a range of $1.25 to $3.50 for 760,000 and 2,067,500 shares were outstanding during the three and nine months ended September 30,1998, but were not included in the computation of the diluted earnings per share because the Company incurred a loss and the effect would have been antidilutive.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
      And for the Three and Nine Months Ended September 30, 1999 and 1998


16.  Stock Options

During 1998, the Company established a stock option plan accounted for under APB Opinion No. 25 and related interpretations. The plan allows the Company to grant options to employees for up to 1,016,100 shares of common stock at September 30, 1999. Options currently outstanding are exercisable either immediately or up to five years from the grant date and expire five years after the grant date. No compensation has been recognized for the plan for the three and nine months ended September 30, 1999 and September 30, 1998. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123, "Accounting for Stock-Based Compensation ("SFAS No. 123"), the Company's results of operations would have been reduced to the proforma amounts indicated below.


                                            Three months ended                Nine months ended
                                               September 30,                     September 30,
                                          1999              1998             1999            1998
                                          ----              ----             ----            ----
Net income (loss) as reported     $    1,270,158    ($     999,347)  $    2,846,949  ($   1,503,081)
Net income (loss) - pro forma           (331,910)       (1,392,953)       1,244,881      (1,896,686)
Basic income (loss) per share
   as reported                               .05                                .16
Diluted income (loss) per share
   as reported                               .04                                .13
Basic income(loss) per share
    pro forma                               (.01)                               .07
Diluted income (loss) per share
    pro forma                               (.01)                               .06


The fair value of each option grant is established on the date of grant using the Black-Scholes option pricing model with the following assumptions

                                                  Three and Nine Month
                                              Periods Ended September 30
                                              1999                  1998
                                              ----                  ----
Expected dividend yield                        --                    --
Expected stock price volatility              56%-57%               42%-58%
Expected life of option                      5 years               5 years

The summary of option activity for the three and nine month periods ended September 30, 1999 and September 30, 1998 is as follows:


For the three months ended September 30,
                                                  1999                        1998
                                          -----------------------    -----------------------
                                                  Weighted average           Weighted average
                                          Shares   exercise price    Shares   exercise price
                                          ------   --------------    ------   --------------
Outstanding - beginning of period        1,910,275      1.99        400,000      1.25
Granted                                          0         0        672,775      1.25
Outstanding - end of period              1,910,275      1.99      1,072,775      1.25

Options exercisable - end of period      1,016,100      1.81        670,000      1.25

For the nine months ended September 30,
                                                  1999                        1998
                                          -----------------------    -----------------------
                                                  Weighted average           Weighted average
                                          Shares   exercise price    Shares   exercise price
                                          ------   --------------    ------   --------------
Outstanding - beginning of period        1,072,775      1.25              0         0
Granted                                    838,500      2.93      1,072,775      1.25
Outstanding - end of period              1,910,275      1.99      1,072,775      1.25

Options exercisable - end of period      1,016,100      1.81        670,000      1.25

The risk-free interest used in the valuation of the option grants ranged from
5.02 to 5.77 depending on the expiration date of the options for the three and nine month periods ended September 30, 1999, and was 5.02 to 5.77 for the three and nine month periods ended September 30, 1998.

                           Laidlaw Global Corporation

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 1999 and December 31, 1998
       And for the Three and Nine Months Ended September 30, 1999 and 1998

16.  Stock Options (continued)

The status of outstanding stock options is summarized as follows:

   Range of       Options outstanding at   Weighted Average      Options Exercisable    Weighted average
 Exercise Price    September 30, 1999     remaining contractual  at September 30,1999   exercise price of
                                            Life (Years)                               options Exercisable
----------------------------------------------------------------------------------------------------------
     $1.25             1,282,775                4.09                761,500                1.25
     $3.50               627,500                4.66                254,600                3.50



17.  Subsequent Events

Laidlaw Pacific Financial Services (Holdings), Ltd. ("LPFS") obtained an option, dated May 25, 1999, to acquire 35% of the outstanding stock of APC (Holdings), Ltd. ("APC") for the consideration of 450,000 shares of common stock of Laidlaw Holdings, Inc ("Holdings"). The Company has previously agreed to acquire all common stock of Holdings on a "one-for-one" basis. Therefore, the Company will issue 675,000 shares of its common stock to acquire such interest in APC. The 675,000 shares will be in escrow for such time until the shareholders of APC deliver 35% of its outstanding shares to LPFS. In related transactions, the Company, PUSA Investment Company and Pacific USA Holdings Corp. agreed to modify the respective stock purchase agreements whereby the Company will acquire 100% of Laidlaw Pacific (Asia), Ltd. ("Laidlaw Pacific") and 100% of LPFS. As modified, the Company will deliver 1,000,000 shares of its common stock for both such entities.

The options provided to employees are maintained as previously noted. The Hong Kong Securities and Futures Commission has approved the transfer of Laidlaw Pacific and the transfer of LPFS does not require approval. The transactions are in the process of being finalized according to the modified terms mentioned above.

It is anticipated that the acquisitions of Laidlaw Pacific and LPFS will be finalized prior to the end of November 1999. Legal filings required in the Hong Kong jurisdiction are currently being finalized. In addition 300,000 employee incentive options were provided to the employees of the entities as part of the transaction.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview

Laidlaw Global Coropration (the "Company") is a global financial services firm that operates in three activities: investment banking, sales & trading and asset management. It has two subsidiaries that operate in all three activities:
Laidlaw Holdings, Inc. ("LHI") which includes Laidlaw Global Securities, Inc. ("LGS"), Howe & Rusling, Inc. ("H&R") and Westminster Securities Corporation ("Westminster") the NYSE member firm which was acquired by the Company on July 1, 1999. The Company has a third subsidiary Global Electronic Exchange, Inc. ("GEE") which is a development stage company that plans to create a global on-line trading network through its intended wholly owned broker-dealer subsidiary Globeshare, Inc. ("Globeshare"). Globeshare started its U.S. operation in October 1999 and is operated as a division of LGS.

Market fluctuations and economic factors may materially affect the Company's results of operations. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a global nature. These factors include economic and market conditions; the availability of capital; the availability of credit; the level and volatility of equity prices and interest rates; currency values and other market indices; and technological changes and events. The increased use of the Internet for securities trading and investment services and the Year 2000 issue are also important factors which may effect the Company's operations. Inflation and the fear of inflation as well as investor sentiment and legislative and regulatory developments will continue to affect the business conditions in which our industry operates. Such factors may also have an impact on the Company's ability to achieve its strategic objectives on a global basis, including growth in assets under management, global investment banking and brokerage services activities as well as the development and expansion of GEE which will continue to require substantial resources.

The Company's securities business, particularly its involvement in primary and secondary markets in domestic and overseas markets is subject to substantial positive and negative fluctuations caused by a variety of factors that cannot be predicted with great certainty. These factors include variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars into bonds and equity, and the size, number and timing of transactions or client assignments.

The Company's results of operations also may be materially affected by competitive factors. Recent and continuing global convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations even though the Company's strategy has been to situate itself in markets where it has an edge over competition due to strong local connections and access to foreign brokerage firms and investors. The Company though global in its intervention wants to see itself as the "local player" throughout the world. Revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. The Company intends to manage its businesses for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. The Company's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing technological updates and innovation, and carefully managing risks in all the securities markets it gets involved in. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for the Company to remain profitable and competitive.

Global market and economic conditions in the Quarter ended September 30, 1999 were generally weak compared with the previous quarter or the same quarter in 1998. Financial markets in many regions showed signs of tiredness and uncertainty due to the renewal of the debate over inflationary risks and the upward move on short-term rates induced by the Federal Reserve in the U.S. Market volatility, though increased, was kept within ranges that did not create the type of disorderly markets experienced during the summer of 1998. Relatively strong corporate results in the Technology sector of the economy have continued to surprise market participants and have provided a recurrent support for the market.

At the Company's level, several letters of intent were signed with strategic partners in several countries in relation with the development of GEE. Prestigious investment houses in 16 different markets throughout Asia, Europe and Latin America signed such agreements. Although such agreements are preliminary in nature, Management believes that this bodes well for the potential future business of the Company's subsidiary.

The new Board of Directors has continued its efforts to position the Company in new markets and ventures. Management has continued to focus its activities in areas that take into consideration the cost structure of the Company and the constraint to allocate resources efficiently and in priority to ventures that can reasonably be expected to self-finance on a short term basis.

It is the Company's current objective to have the GEE project functional and operating prior to year-end with respect to the foreign market already signed in. Micro-Modeling Associates a reputable software solution provider has continued to be associated closely in providing the Company with software solutions and technological assistance for the GEE venture. In order to assure that the GEE project in its current building phase does not drain the resources of the Company, GEE has accessed financing through private sources of equity financing. In doing so, the dilution effect to the Company's stake in GEE was kept to a minimum since the GEE Private Placement Memorandum valued the Company at $100 Million and provided for only the sale of 7% of GEE to private investors.

Results of Operations

The Company's net income of $1.3 Million for the three month period ended September 30, 1999 confirmed the turnaround demonstrated by the results of the first six months of 1999.

Net income for the three month period ended September 30, 1999 increased from the comparable prior year period. Diluted earnings per common share were $.04 (after giving retroactive effect to the recent 3-for-2 stock split of the Company's common stock) in the quarter ended September 30, 1999 as compared to net losses of $999,347 in the quarter ended September 30,1998 which cannot be reduced to a per share item since the Company was not a public entity then and had a different capital structure. The Company's annualized return on common equity was 9.15% for the three month period ended September 30, 1999 and 20.5% for the nine-month period ended September 30, 1999. The same comparison for 1998 is not relevant in light of the losses incurred in 1998 while the Company was still in the process of rationalizing its operations under the leadership of its new management team.

The increase in net income for the three month period ended September 30, 1999 from the comparable prior year periods was primarily due to higher commissions generated out of emerging and foreign markets. The LGS subsidiary has experienced a great level of success in establishing the LGS brand locally with our strategic partners. The appreciation of these results has to take into consideration the fact that August is traditionally a slow month for the industry from an earnings viewpoint. This year did not make an exception to this monthly seasonal pattern. Private placement offerings and advisory work mostly generated investment banking revenues. The third quarter of 1999 saw extensive activities for our Investment Banking Department in Asia and particularly in China, a region for which we intend to make a strong representation in our future earnings. The Westminster subsidiary, which only became part of the Company in July 1, 1999, had to absorb several one time cost items related to the relocation of its offices from downtown Manhattan to 100 Park Avenue. Furthermore the Westminster subsidiary started a service that will allow direct access to the floor of the New York Stock Exchange for large institutional and private customers, a service for which there is limited competition and a large demand from first rate investment outfits.

                               LAIDLAW GLOBAL CORP
                              Statements of Income

                                                         For the three months                 For the nine months
                                                          Ended September 30                  Ended September 30
                                                    ------------------------------      ------------------------------
                                                        1999              1998              1999              1998
                                                    ------------      ------------      ------------      ------------
Revenues
Gross Commissions                                   $  6,203,571      $  2,021,706      $ 12,833,072      $  7,060,825
Asset Management Fees                                  1,423,445         1,431,597         4,421,944         4,530,348
Investment Income, Trading Profit & Corporation
Finance Fees                                             379,459           435,283         2,227,278         1,901,256

Other Revenue                                            494,241           136,690           858,694         1,405,173
                                                    ------------      ------------      ------------      ------------

    Total Revenues                                     8,500,716         4,025,276        20,340,988        14,897,602

Expenses
Salaries and Other employee costs                      1,838,540         1,716,558         4,985,800         5,659,849
Commissions                                            2,982,887         1,277,498         6,427,979         4,629,202
Clearing and Occupancy                                   671,998           692,968         2,077,363         2,069,397
Other Expenses                                         1,659,938         1,269,414         3,815,895         3,860,318
                                                    ------------      ------------      ------------      ------------
    Total Expenses                                     7,153,363        4,9656,438        17,307,037        16,218,766
                                                    ------------      ------------      ------------      ------------
Income (Loss) before minority interest                 1,347,353          (931,162)        3,033,951        (1,321,164)
Minority Interest                                         77,195            68,185           187,002           181,917
                                                    ------------      ------------      ------------      ------------
Income (Loss) before taxes:                            1,270,158          (999,347)        2,846,949        (1,503,081)
Income Taxes                                               --                --                --                --
                                                    ------------      ------------      ------------      ------------
Net Income (Loss)                                      1,270,158          (999,347)        2,846,949        (1,503,081)
                                                    ------------      ------------      ------------      ------------
Accumulated Deficit
Balance beginning of period                          (21,035,122)      (19,805,808)      (22,611,913)      (19,302,075)
                                                    ------------      ------------      ------------      ------------
Balance end of period                               $(19,764,964)     $(20,805,155)     $(19,764,964)     $(20,805,156)
                                                    ============      ============      ============      ============
NET INCOME PER SHARE
Basic                                               $       0.05      $         --      $       0.16      $         --
                                                    ============      ============      ============      ============
Diluted                                             $       0.04      $         --      $       0.13      $         --
                                                    ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING

Basic                                                 27,299,268                --        17,718,245                --
                                                    ============      ============      ============      ============
Diluted                                               30,237,162                --        21,527,960                --
                                                    ============      ============      ============      ============

In the U.S., difficult market conditions and continuing market volatility contributed to a stagnation of the volume of customer securities transactions, including listed agency and over-the-counter equity products. Nevertheless, revenues from markets in Southern Europe with a special emphasis on Greece created good opportunities for the Company notwithstanding the increased volatility also experienced by the foreign markets.

                         Average Balance Sheet Analysis
                      Three Months Ended September 30, 1999

                           LAIDLAW GLOBAL CORPORATION
                           CONSOLIDATED BALANCE SHEETS
                                    UNAUDITED

                                                                                     Average for three mos.
                                                                                      Ended Sept. 30, 1999
                                                                                          ------------
ASSETS
Cash and Cash equivalents                                                                 $  4,189,946
Escrow Deposit with Clearing Broker                                                          3,556,742
Due from Clearing Broker & Other Receivables                                                 2,825,527
Goodwill in H&R Acquisition Corp, net                                                        6,171,716
Property, Equipment and Leasehold Improvements                                                 695,100
Other Assets                                                                                 3,604,580
                                                                                          ------------
TOTAL ASSETS                                                                              $ 21,043,610
                                                                                          ============
LIABILITIES AND STOCKHOLDERS' EQUITY
LIABILITES
Notes Payable                                                                             $  1,375,000
Private Placement Escrow Fund Payable                                                        3,556,742
Accounts Payable, Accrued Expenses & Other Liabilities                                       3,943,843
                                                                                          ------------
TOTAL LIABILITIES                                                                            8,875,585
                                                                                          ------------
COMMITMENTS AND CONTIGENCIES
12% Senior Secured Euro-Notes, due July 8, 2002                                              1,349,000
Minority Interest                                                                              416,690
STOCKHOLDER'S EQUITY
Preferred C Stock; $.00001 par value; 1,000,000 shares authorized; 2,500 shares issued               1
Common Stock; $.00001 par value; 50,000,000 shares authorized; 18,898,760 shares issued            727
Additional Paid-In-Capital                                                                  30,825,390
Accumulated (Deficit)                                                                      (20,423,783)
                                                                                          ------------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                                        10,402,335
                                                                                          ------------
TOTAL LIABILITIES & STOCKHOLDERS' EQUITY (DEFICIT)                                        $ 21,043,610
                                                                                          ============

Liquidity and Capital Reserves

The credit worthiness of the Company has improved substantially as a result of the convertible note holder's conversion of $8 Million of debt into equity. An offer to exchange the LHI 12% Senior Secured Euro Note into shares of common stock of the Company yielded a strong response from the Note holders who have agreed to the exchange $1.9 Million of the issue out of $2.305 Million that represents the entire issue. The change in debt structure of the Company has started to have a material impact on the Company's cash flow.

The Company currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, the Company may need to raise additional funds. Funds will initially be raised through the issuance of private equity securities in the GEE subsidiary. Though the Company's existing shareholders may experience additional dilution in ownership percentages or book value, the search for funding through private financing at the level of the subsidiaries along with direct application to the specific projects of these funds will result in a reduced dilution effect. The Company cannot give any assurance that additional funds will not be needed to respond to industry changes, competitive pressures and unforeseen events. If such funds are needed, there can be no assurance that additional financing will be available.

The Balance Sheet

The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share:

                                               As of                  As of
                                          September 1999          September 1998
                                                (in $ except for ratios)

     Adjusted Assets (1)                    22,909,792              9,587,128
     Leverage Ratio (2)                        1.65                   20.74
     Adjusted Leverage Ratio (3)               1.65                   20.74
     Book value per share (4)                  1.21                    1.22

(1)  Adjusted assets represent total assets.

(2)  Leverage ratio equals total assets divided by equity capital.

(3)  Adjusted leverage ratio equals adjusted assets divided by equity capital.

(4)  Book value per share as of September was based on common shares
     Outstanding.

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

We have completed our internal information technology and non-information technology assessment, and we believe that our internal software and hardware systems will function properly with respect to dates in the year 2000 and thereafter. As of June 30, 1999, Laidlaw Global Corporation had completed all systems and software upgrades required in order to be fully Y-2K compliant under the standards set by the SEC, the SIA and the N.A.S.D. As of September 30, 1999, Ladlaw Global Corporation continues to assess its preparedness with the highest possible diligence. The Company will continue to test and if necessary correct any deficiency it might find with respect to its Y-2K compliance. The total costs associated with the Y-2K preparedness were in excess of $200,000.

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

PART II OTHER INFORMATION

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 27 - Financial Data Schedule

     b)   Reports on Form 8-K

          The Registrant has filed reports on Form 8-K for events which occurred during the nine months ended September 30, 1999:

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

          (v) The Registrant's report on Form 8-K for events which occurred on September 9, 1999 discloses the Board of Director's approval of a three-for-two stock split of its common stock in the form of a stock dividend whereby one (1) share of common stock of the Registrant, par value $0.00001 would be issued for each two (2) outstanding shares of pre-split common stock.

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                      LAIDLAW GLOBAL CORPORATION

November 15, 1999                              By: /s/ Roger Bendelac
                                                   -------------------------
                                                   Roger Bendelac,
                                                   Executive Vice President