Form 10KSB
period 1999-12-31
LAIDLAW GLOBAL CORP
filed 2000-04-17
CIK 869026

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 1999

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

     For the transition period from ___________ to ___________

                         Commission file number: 0-27681

                           LAIDLAW GLOBAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

            DELAWARE                                       13-4093923
  (State or other jurisdiction)                 (Employer Identification Number)

        100 Park Avenue, New York, NY                       10017
  (Address of principal executive offices)                (Zip Code)

       Registrant's Telephone Number, Including Area Code: (212) 376-8800

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None                    Name of each exchange on
                                                        which registered: None

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, par value $0.00001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year: $30,687,105

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $74,399,017 as of April 7, 2000.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 26,957,430 shares of the registrant's common stock are issued and outstanding as of April 7, 2000, not including 2,696,196 shares issuable upon the exercise of outstanding warrants and employee stock options.

                      DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or (c ) of the Securities Act of 1933. None

Transitional Small Business Disclosure Format (check one): Yes [ ] No [X]

                                TABLE OF CONTENTS

                                                                            Page
PART I

Item 1.   Description of Business.........................................     4
Item 2.   Description of Property.........................................    15
Item 3.   Legal Proceedings...............................................    16
Item 4.   Submission of Matters to a Vote of Security Holders.............    16

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........    16
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................    18
Item 7.   Financial Statements............................................    29
Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure........................................    29

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons....    29
Item 10.  Executive Compensation..........................................    33
Item 11.  Security Ownership of Certain Beneficial Owners and Management..    36
Item 12.  Certain Relationships and Related Transactions..................    38
Item 13.  Exhibits and Reports on Form 8-K................................    41

                    --------------------------------------

                           Forward-Looking Statements

This report contains forward-looking statements. The forward-looking statements include all statements that are not statements of historical fact. The forward-looking statements are often identifiable by their use of words such as "may," "expect," "believe," "anticipate," "intend," "could," "estimate," or "continue," "plans" or the negative or other variations of those or comparable terms. Our actual results could differ materially from the anticipated results described in the forward-looking statements. Factors that could affect our results include, but are not limited to, those discussed in Item 6, "Management's Discussion and Analysis of Financial Condition and Results of Operations" and included elsewhere in this report.

                     --------------------------------------

     In this Annual Report, "Laidlaw," "we," "us," and "our" each refers to Laidlaw Global Corporation and, where appropriate, to our subsidiaries.

PART I

Item 1. Description of Business.

A.   General

     Through our subsidiaries, we provide a broad range of investment services and products to individuals, corporations and institutions around the world. We are increasing the coordination of our investment banking and syndicate and trading activities, as well as focusing such activities on growth companies in selectively targeted industries, worldwide. We have accelerated our focus on international business, and intend to increase strategic ties with our foreign investment partners and alliances.

B.   Our Operating Subsidiaries

Laidlaw Global Securities, Inc.

     Laidlaw Global Securities, formerly known as Laidlaw Equities, Inc., is a New York based financial services corporation which was incorporated in October 23, 1986. It is a broker-dealer which is a member firm of the NASD, SIPC and SIA. Its principal activities are institutional and retail brokerage, trading and sales, investment banking and research. Laidlaw Global Securities conducts a large amount of its brokerage business in foreign securities markets. In addition to its New York offices, Laidlaw Global Securities presently maintains offices, representative offices and associate representative offices in Hong Kong, China; Athens, Greece; Miami, Florida; Paris, France; Geneva, Switzerland; Barcelona, Spain; and Nassau, Bahamas.

Westminster Securities Corporation

     Westminster is a New York based comprehensive professional investment services corporation which was incorporated in 1971. It is a member of the NYSE, NASD and SIPC. Westminster's principal activities are investment banking, institutional and retail brokerage, market making and asset management. Westminster also maintains an office in Miami, Florida.

Howe & Rusling, Inc.

     We own an 81% interest in H&R Acquisition Corp., which owns a 100% interest in Howe & Rusling, a 68 year old asset management company based in Rochester, New York. Howe & Rusling's principal activities are professional investment management.

Global Electronic Exchange Inc.

     Global Electronic Exchange, a 59% owned subsidiary of Laidlaw, is a New York based development stage corporation which was incorporated in January 26, 1999. It was established by Laidlaw to create and develop an Internet based international investment services business, including operations in securities trading, investment banking, asset management and real estate.

Lead Capital S.A.

     Lead Capital is an Athens based brokerage firm which was incorporated under the laws of Greece. Lead Capital is registered with the Greek Securities Commission.

C.   Recent Developments

The Reorganization

     On June 8, 1999, Laidlaw, formerly known as Fi-Tek V, Inc., acquired approximately 99% of the issued and outstanding shares of common stock of Laidlaw Holdings, Inc. pursuant to a Plan and Agreement of Reorganization among Laidlaw Holdings, Fi-Tek V, Inc., Westminster and the principal stockholders of such companies, dated May 27, 1999. The transactions contemplated by the Reorganization Agreement were intended to be a reorganization of the corporate parties under either or both of Sections 351 and 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended. As a result of such transactions, on June 8, 1999, Laidlaw issued 13,109,137 shares of its common stock to stockholders of Laidlaw Holdings. Immediately prior to closing, Laidlaw caused a 1-for-32.4778 reverse split of its common stock (the "Reverse Stock Split") and thereby reduced its issued and outstanding shares of common stock to 1,500,000 shares. Simultaneous with closing, Laidlaw changed it name from Fi-Tek V, Inc. to Laidlaw Global Corporation. Laidlaw Holdings remains an inactive subsidiary of Laidlaw.

     Also, pursuant to the Reorganization Agreement, on July 1, 1999, Laidlaw acquired substantially all of the issued and outstanding common stock of Westminster. This transaction was approved by the NYSE. Pursuant to the Reorganization Agreement, Laidlaw acquired more than 99% of the issued and outstanding common stock of Westminster for 4,500,000 shares of common stock. Additionally, Laidlaw assumed the obligations of options granted to certain employees of Westminster and therefore granted options to purchase 90,000 shares of its common stock at a price per share of $.83. As a condition of closing, Westminster agreed to have capital, as defined under Rule 15c3-1 of the Securities Exchange Act of 1934 (the "Exchange Act"), of at least $600,000 at closing. Such capital was provided in the form of subordinated loans advanced by three stockholders of Westminster who retained nominal shareholdings in Westminster for purposes of making such loans in compliance with applicable Commission and NYSE rules.

     On December 15, 1999, Laidlaw acquired 99% of the issued and outstanding shares of common stock of Lead Capital, an Athens based brokerage firm registered with the Greek Securities Commission.

The 3-for-2 Stock Split

     On September 9, 1999, a majority of the stockholders and the Board of Directors approved a 3-for-2 stock split in the form of a stock dividend (the "Forward Stock Split"). One share of common stock of Laidlaw was issued for each two outstanding shares of pre-split common stock to stockholders of record as of September 23, 1999. Furthermore, the number of shares and the exercise price of all warrants and options issued by Laidlaw were adjusted in accordance with the Forward Stock Split. All references in this Annual Report to shares of common stock, warrants and options issued by Laidlaw, as well as the exercise price of such warrants and options, have been adjusted to reflect the Forward Stock Split.

Acquisition of Laidlaw Pacific (Asia) Ltd.

     On May 20, 1999, Laidlaw entered into an agreement with Pacific USA Holdings Corp. ("Pacific") to acquire its subsidiary Laidlaw Pacific, a Hong Kong based investment advisor which was incorporated in June 2, 1992. On March 29, 2000, Pacific's wholly owned subsidiaries PUSA Investment Company, the 28% shareholder of the Company ("PUSA"), and Laildaw Pacific Financial Services Ltd. completed an amended and restated agreement to acquire Laidlaw Pacific. The amount paid was 200,000 shares of common stock of Laidlaw and $HK 4 million. Laidlaw Pacific agreed to pay a dividend to Laidlaw Pacific Financial Services Ltd. equal to $HK 3 million. Further it consented to grant an option to Laidlaw to receive a dividend equal to $HK 4 million, should it elect to withdraw such funds from Laidlaw Pacific. PUSA Investment Company represented to Laidlaw that, at the time of closing, Laidlaw Pacific would have cash in the amount of $HK 11 million, all licenses to engage in the investment banking business in Hong Kong, and no liabilities. Laidlaw Pacific is a registered Dealer and Investment advisor with the Hong Kong Securities and Futures Commission. Its principal activities are corporate financial advisory services.

D.   Our Strategy

     We have carefully developed a strategic plan involving internal restructuring and selective aggressive expansion in order to focus our resources on achieving our goal of becoming a high quality, highly profitable, global investment bank. We seek to specialize in middle market investment opportunities while servicing a strong client base of high net-worth individuals and institutions worldwide. We will specifically concentrate on building sales and distribution, investment banking activities, assets under management and securities brokerage.

     Through our stockholders, senior management team, and strategic alliances, we have access to resources, companies and investors worldwide. We are confident that our relative size enhances our ability to service middle market corporations, and to provide proprietary products for our clients more efficiently than larger firms.

     We continue to build a sales and marketing team of professionals committed to asset management, corporate finance and securities brokerage. By developing a team that drives the entire organization, we can objectively source and generate a high quality deal flow of new middle market clients based on an investment driven approach to the business. Our strategic plan focuses on the following areas:

     o Cost Containment: We will seek to minimize operating costs and convert fixed costs to variable costs, where appropriate. Recently, decisions were made to enhance the profitability of Laidlaw by reviewing and reorganizing its operating infrastructure, which resulted in significant expense reduction. Select regional offices were closed in order to build the core business in New York and concentrate human and financial capital on those areas which more efficiently serve Laidlaw's focus as a global firm.

     o Brokerage: A focal point of our strategic initiative is to restructure and build our brokerage base. Management intends to use its industry contacts and Laidlaw's full range of available products and services to attract high net-worth retail and institutional sales producers.

     o Asset Management: Going forward, we intend to further integrate the operations of our subsidiaries which provide asset management services, and increase assets under management. We plan to accomplish this by aggressively marketing our asset management business, leveraging the long standing quality reputation of Howe & Rusling, Westminster and Laidlaw Pacific and continuing the successful management of portfolios.

     o Capital Markets: We intend to increase our origination of domestic and international equity and fixed income products. To implement this strategy, we are increasing the coordination of our research, investment banking, syndicate and equity trading activities to focus on middle market and growth companies in a group of core industries. By focusing our activities, we expect to enhance our reputation in such industry groups and increase our penetration, leading to the execution of a greater volume of higher margin transactions. Additionally, we expect to increasingly leverage our relationships with Laidlaw's foreign affiliates and partners, in order to participate and originate products from and for the international markets.

     o Global On-Line Trading: Because we believe that the needs of our clients are global and that the online brokerage industry is experiencing rapid growth, we have launched a unique online trading platform that allows investors to have access to international financial markets through the increasingly convenient and reliant medium of the Internet.

E.   Lines of Business

Traditional Trading and Brokerage Services

     Laidlaw Global Securities: Laidlaw Global Securities provides professional brokerage services to both institutional and individual investors. Laidlaw Global Securities is focused to meet the needs of the sophisticated investor by offering a full range of investment strategies and services including domestic and international equities, bonds, debt securities, mutual funds, government securities, new public and private offerings, retirement services and life insurance/annuity products. In addition, Laidlaw Global Securities provides proprietary product offerings for investment clients by specializing in firm research and client underwriting of small to mid-capitalization companies with market capital under $500 million.

     An experienced trading staff and syndicate department at Laidlaw Global Securities allow Laidlaw's institutional and individual clients to participate in new debt and equity offerings. During the course of the 1999 syndicate year, Laidlaw Global Securities participated in numerous syndicate offerings, originating both in the United States and in foreign markets.

     Laidlaw Global Securities offers its clients financial services, securities transaction, and account maintenance capabilities available through an alliance with Pershing, a Division of Donaldson, Lufkin and Jenrette Securities Corp. ("Pershing"), a leading provider of correspondent brokerage clearing house services. Pershing offers Laidlaw Global Securities clearing capabilities and investment services specifically developed for the securities industry.

     For some non-dollar denominated equity and debt transactions, Laidlaw Global Securities clears through Arnold & S. Bleichroeder, Inc., which provides access to stocks listed on over 40 exchanges throughout the world and with substantial coverage in the leading emerging market countries.

     Westminster: Westminster provides professional execution services for investors interested in trading in virtually every financial market. Westminster buys and sells equities, options, fixed-income securities, mutual funds and unit investment trusts while offering very competitive commission prices. Westminster, which is a member of the NYSE, trades on all major exchanges and is a principal market maker in several select Over-the-Counter securities. In trading, Westminster focuses on maximizing clients' financial security by providing informed, intelligent investment services.

     Through Pershing, Westminster offers a full range of retirement plans to individuals, corporate employees, and self-employed professionals. Westminster also provides fee-based management account programs that offer access to top institutional money managers. Through Pershing, Westminster also offers PROCASH, a consolidated asset management account combining brokerage services, free check writing, a MasterCard(R) Debit card, and other cash flow management activities.

     Westminster believes that by employing its strategic initiative to build a relatively small but high quality group of brokers, it will be able to efficiently provide a high level of support and service to its core broker base thereby increasing broker productivity, expanding production, and improving the quality of the business generated. Furthermore, by providing a flexible environment with access to proprietary products, management support, individual attention and full product and staff support, Westminster believes that it will be able to retain and improve broker productivity and recruit experienced higher revenue producing brokers.

     Lead Capital: Lead Capital provides professional brokerage services to investors primarily investing in securities listed on the Athens Stock Exchange. In 1999, Lead Capital did not contribute a significant amount of income to the operations of Laidlaw.

Global On-Line Trading and Investment Services

     Global Electronic Exchange: Global Electronic Exchange is a recently formed corporation which intends to establish itself as an Internet based international investment services business, including operations in securities trading, investment banking, asset management and real estate. Through its wholly owned broker-dealer subsidiary Globeshare, Inc., Global Electronic Exchange provides international trading through a network of member firms. Globeshare intends to operate as an Internet based securities firm through its web site Globeshare.com. Globeshare initially commenced operations as a division of Laidlaw Global Securities. To date, Globeshare has only conducted business within the United States and has not generated significant revenue. Laidlaw also presently owns the domain names GlobeBond.com and GlobeProperty.com and will utilize these names to develop future Internet based businesses.

     On January 27, 2000, Global Electronic Exchange, through Globeshare, Inc., launched global trading operations using Globeshare.com as its online trading platform. Globeshare became a member of the NASD on February 8, 2000. To date, securities trades are executed through Laidlaw's affiliate Laidlaw Global Securities. Globeshare will operate independently on or prior to May 31, 2000.

     The system launched and currently being developed by Globeshare will eventually link it with brokerage firms in approximately 50 countries. Capitalizing on the foreign contacts of Laidlaw, its subsidiaries and affiliates, Global Electronic Exchange intends to develop strategic affiliations with established brokerage firms throughout the world, and to date has entered into agreements with 10 foreign registered brokerage firms representing 15 exchanges located outside the United States. The affiliations with foreign registered securities firms will result in an international network of member firms. The agreements with the network members provides for exclusivity with Globeshare. This membership network provides investors of these member firms to utilize the Globeshare web site to trade securities throughout the world. Investors are able to trade in the countries where Globeshare has a network affiliate member by either becoming a client of Globeshare or an online customer of the member firm where the investor resides. For example, an individual residing in the United States may now enter the Globeshare.com web site and place an order to sell or buy securities on any foreign exchange where the company has a foreign affiliate, such as an exchange located in France or Spain. Similarly, investors residing in Spain may enter the GlobeShare.com web site and enter an order to trade on the French or United States exchanges.

     Global Electronic Exchange expects to earn a transaction fee on every security transaction that is initiated through the Globeshare.com site. Aside from earning a fee of $25.00 for every trade executed outside the United States, Globeshare will obtain a 20%-40% share of the executing commissions earned by its foreign strategic partners, and conversely will pay the strategic partners 20% of Globeshare's transaction fee. In other words, the customer's brokerage firm will receive approximately 20% of the commissions paid to Globeshare. For trades executed in the United States equity markets, Global Electronic Exchange expects to charge $29.95 per trade and, as the executing broker, Globeshare will retain 80% of the commission charges after clearing and execution charges. Global Electronic Exchange may currently trade Australian, British, Canadian and Japanese stocks through a U.S. market maker.

     As of March 10, 2000, Global Electronic Exchange has entered into agreements with 10 broker-dealers operating in 15 countries, allowing customers when the network becomes fully operational, to execute trades in over 24 exchanges, including all U.S. exchanges and the Argentinean, Belgian, EASDAQ, French, German, Greek, Hong Kong, Indonesian, Luxembourg, Netherlands, Peruvian, Portuguese, Spanish, Thai, Turkish, and Uruguayan Bourses. Laidlaw expects to reach affiliate agreements with other brokerage firms in Australia, Brazil, Chile, Greece, India, Japan, Mexico, South Africa, Sweden, Taiwan, and the United Kingdom in the next few months and will continue to expand its affiliations.

Investment Banking

     Laidlaw Global Securities: Laidlaw Global Securities has the platform to emerge as a global investment bank for middle-market companies. Laidlaw Global Securities' investment banking professionals have completed numerous private placements, public stock offerings, and secondary equity and debt offerings. Since January of 1997, Laidlaw Global Securities has acted as either lead underwriter or co-underwriter in the following public offerings: Puro Water, Inc., Asia Pacific Wire & Cable Company, Augment Systems, Inc., Scheid Vineyards, Inc., JinPan International, Ltd. and Newmark Homes Corp. Laidlaw Global Securities also acts as a financial advisor to a number of middle-market companies in developing strategies for maximizing shareholder value. Laidlaw Global Securities provides fairness opinions and valuations, advice on recapitalization, mergers and acquisitions, advice on selling companies, and assistance with the private placement and public distribution of securities in the United States and abroad.

     By providing experienced counsel to middle-market and growth companies, where the market capitalizations are less than $500 million, Laidlaw Global Securities is well-positioned in an important market niche. Laidlaw Global Securities' investment professionals offer domestic clients an opportunity to extend their investment offerings beyond the United States, to key international markets, while also assisting international companies who desire access to the United States.

     Westminster: Westminster offers a full range of investment banking services, principally corporate finance and merger and acquisition services to emerging growth and middle-market companies.

     Westminster has considerable experience and expertise in arranging public offerings, both initial and secondary, and private placement offerings for firms ranging from small start-up companies to well-established corporations. Since 1997, Westminster has served as an underwriter for the public offering of Medium4.com, Inc.

     Westminster assists clients in raising debt, mezzanine and equity capital through both public and private markets. Maintaining relationships with a large number of lenders and equity investors, both institutional and high net-worth investors, enables Westminster to generate significant levels of private financing. Additionally, Westminster is capable of underwriting equity offerings and providing bridge financing through its retail brokerage operations and institutional sales people.

     Westminster also provides merger and acquisition advisory services. Westminster's banking staff assist clients in selling all or part of their businesses by preparing offering memoranda, identifying appropriate qualified financial buyers from extensive contact lists, and conducting management presentations and due diligence reviews. In addition, Westminster assists acquirers by identifying attractive investment opportunities, and by creatively structuring and placing acquisition financing.

     Laidlaw Pacific: Laidlaw Pacific offers a full range of corporate financial advisory services to clients including arranging initial public offerings, placing rights issues, takeovers, corporate restructuring and the underwriting of equities. Laidlaw Pacific has launched various fund raising activities throughout the Pacific Rim and in the United States. It has acted as sponsor and underwriter of numerous takeover, merger and acquisition activities. Laidlaw Pacific's investment banking strategy is to focus on initial public offerings by Internet corporations.

Asset Management and Investment Services

     Howe & Rusling: Laidlaw owns an 81% interest in H&R Acquisition Corp. whose wholly owned subsidiary Howe & Rusling is primarily engaged in asset management and services. Howe & Rusling was founded in 1930, and has successfully built and managed investment portfolios for over 470 institutional and high net-worth clients. Howe & Rusling's client base includes high-net worth individuals, qualified retirement plans, and endowment funds and corporations.

     Howe & Rusling's successful investment approach is based on a conservative philosophy of building long term asset growth through low volatility investments. Management believes that this investment approach has resulted in one of the highest client retention rates among investment management firms. Howe & Rusling's average client retention is 98% per year. Nelson Publication's "World's Best Money Managers" ranked Howe & Rusling in the top 4% of 303 Balanced Managers for the three years ended 1998. In addition, Money Manager Review's "The Best Performing Managers" ranked Howe & Rusling in the top 1% of 314 Balanced Managers as of year-end 1998.

     Since Laidlaw's purchase of majority control of Howe & Rusling, assets under management have grown from approximately $450 million in October 1996 to $765 million as of November 30, 1999. The key element of our strategic plan is to build our asset management business by globally expanding the base of institutional and high net-worth clients.

     Laidlaw Global Securities: Laidlaw Global Securities is also a registered investment advisory firm, and such, provides services including performance monitoring selection of third party investment managers, and discretionary asset management. The investment advisory services offered by Laidlaw Global Securities are tailored for a variety of clients, including individuals, pension and profit-sharing plans, trusts and estates, charitable organizations, corporations and other businesses.

F.   Employees

     As of April 7, 2000, we had 127 employees, of which 62 are employed full-time at Laidlaw Global Securities, 14 are employed full-time and 3 are employed part-time at Westminster, 23 are employed full-time at Howe & Rusling, 8 are employed full-time and 3 are employed part-time at Global Electronic Exchange, and 14 are employed full-time at Lead Capital. We believe that one of our strengths is the quality and dedication of our employees and the shared sense of being a part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

G.   Competition

     The financial services industry is intensely competitive, and we expect it to remain so. Our competitors are other brokers and dealers, online brokerage businesses, investment banking firms, insurance companies, investment advisors, mutual funds, hedge funds, commercial banks and merchant banks. We compete with some of our competitors globally and with some others on a national and regional basis. We compete on the basis of a number of factors, including transaction execution, our products and services, innovation, reputation and price.

     Competition is also intense for the attraction and retention of qualified employees. Our ability to continue to compete effectively in our businesses will depend upon our ability to attract new employees and retain and motivate our existing employees.

     In recent years there has been a significant consolidation and convergence in the financial services industry. Commercial banks and other financial institutions have established or acquired broker-dealers or have merged with other financial institutions. These firms have the ability to offer a wide range of products, from loans, deposit-taking and insurance to brokerage, asset management and investment banking services which may enhance their competitive position. They also have the ability to support investment banking and securities products with commercial banking, insurance and other financial services revenues in an effort to gain market share.

     We believe that some of our most significant challenges and opportunities will arise outside the United States. In order to take advantage of these opportunities, we will have to compete successfully with financial institutions based in important foreign markets, particularly in Europe. Some of these institutions are larger, better capitalized and have a stronger local presence and a longer operating history in these markets.

     Many of our competitors have significantly greater financial, technical, marketing and other resources than we do. Some of our competitors also offer a wider range of products and services than we do and have greater name recognition, more established reputations and more extensive client and customer bases. These competitors may be able to respond more quickly to new or changing opportunities, technologies and customer requirements due to superior systems capabilities. They may also be better able to offer more attractive terms to customers and clients and adopt more aggressive pricing and promotional policies compared to our firm.

     Once our online brokerage business becomes operational through Global Electronic Exchange, it is anticipated that we will compete with discount brokerage firms, which generally execute transactions for customers while offering other services such as research, portfolio valuation and investment recommendations. We will compete directly with approximately one hundred discount brokerage firms already operating on the Internet. The number of online discount brokers will likely increase rapidly if the favorable treatment of these firms by the equity market continues. It is also anticipated that our online brokerage business will also encounter competition from established full-commission brokerage firms. Many of these brokerage firms have also begun conducting business online.

H.   Trademarks

     We have applied for registration for a variety of trademarks in the United States and abroad for use in the businesses of our subsidiaries. In the United States we have applied for the trademarks LAIDLAW GLOBAL, GLOBEBOND, GLOBAL ELECTRONIC EXCHANGE, GLOBEPROPERTY and GLOBESHARE. The GLOBESHARE trademark has also been applied for in Argentina, Brazil, China, the European Union, Hong Kong, Japan and Thailand. To date, no registrations have yet been issued. We regard our intellectual property as being an important factor in the marketing of Laidlaw. We are not aware of any facts which would negatively impact our continuing use of our trademarks.

I.   Regulation

Regulation of the Securities Industry and Broker-Dealers

     The securities industry - and all of our businesses - is subject to extensive regulation under both federal and state laws. In the United States, the Commission is the federal agency responsible for the administration of the federal securities laws. Laidlaw Global Securities and Westminster are member NASD firms and registered investment advisors with the Commission. Howe & Rusling is also a registered investment adviser with the Commission. Securities firms are subject to regulation by the Commission and by self-regulatory organizations ("SROs"), including but not limited to the NASD, the Municipal Securities Review Board (the "MSRB") and national securities exchanges such as the NYSE. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Laidlaw Global Securities is a registered broker-dealer in 50 states, the District of Columbia and the Commonwealth of Puerto Rico. Failure to comply with the laws, rules or regulations of the Commission, SROs and state securities commissions may result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion by such entities of a broker-dealer, an investment adviser, officers, or employees. The Commission and SROs regulate many aspects of our business including trade practices among broker-dealers, capital structure and withdrawals, sales methods, use and safekeeping of customers' funds and securities, the financing of customers' purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. Additional legislation, changes in the rules promulgated by SROs or changes in the interpretation of enforcement of existing rules, either in the United States or elsewhere, may directly affect the mode of operation and profitability of Laidlaw.

     We are subject to foreign law and the rules and regulations of foreign governmental and regulatory authorities in virtually all countries where we have offices. This may include laws, rules and regulations relating to any aspect of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases, broker-dealer and employee registration requirements and the conduct of directors, officers and employees.

Effect of Net Capital Requirements

     As a registered broker-dealer and member of various SROs, we are subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. As of December 31, 1999, our broker-dealer subsidiaries including Laidlaw Global Securities and Westminster were required to maintain minimum net capital of $158,519 and $100,000 respectively and had total net capital of approximately $3,783,827 and $1,306,555 respectively. Of the net capital maintained by Westminster, $600,000 was advanced in the form of subordinated debt by the shareholders of the company.

     The Commission and various SROs impose rules that require notification when net capital falls below certain predefined criteria, dictate the ratio of debt to equity in the regulatory capital composition of a broker-dealer and constrain the ability of a broker-dealer to expand its business under certain circumstances. Additionally, the Uniform Net Capital Rule imposes certain requirements that may have the effect of prohibiting a broker-dealer from distributing or withdrawing capital and requiring prior notice to the Commission for certain withdrawals of capital.

     We are an active participant in the international fixed income and equity markets. Many of our subsidiaries that participate in those markets are subject to comprehensive regulations that include some form of capital rule and other customer protection rules.

     Compliance with net capital requirements of these and other regulators could limit those operations of our subsidiaries that require the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances, and also could restrict our ability to withdraw capital from our regulated subsidiaries, which in turn could limit our ability to repay debt or pay dividends on our common stock.

Application of Securities Act and Exchange Act to Internet Business

     The Securities Act governs the offer and sale of securities. The Exchange Act governs, among other things, the operation of the securities markets and broker-dealers. When enacted, the Securities Act and the Exchange Act did not contemplate the conduct of a securities business through the Internet. Although the Commission, in releases and no-action letters, has provided guidance on various issues related to the offer and sale of securities and the conduct of a securities business through the Internet, the application of the laws to the conduct of a securities business through the Internet continue to evolve. Uncertainty regarding these issues may adversely affect the viability and profitability of our business.

Item 2. Description of Property.

     Our principal executive offices, which are occupied by Laidlaw, Laidlaw Global Securities, Westminster and Global Electronic Exchange, are located on the 25th, 27th, 28th and 29th floors at 100 Park Avenue, New York, New York and comprise approximately 30,467 square feet of leased space. The lease of space located on the 25th and 27th floors expires in 2005 and the lease of space located on the 28th and 29th floors expires in 2010.

     Outside New York, Laidlaw Global Securities occupies 900 square feet of office space in Miami, Florida. Westminster occupies 650 square feet of office space in Miami, Florida. Howe & Rusling's executive office is located at 120 East Avenue, Rochester, New York. Howe & Rusling leases office space aggregating approximately 7,333 square feet under a lease that expires February 28, 2007.

     Consistent with our global approach to our business, Laidlaw Global Securities also leases on a month-to-month basis 500 square feet of office space in Paris, France. Laidlaw Global Securities and Lead Capital lease on a month-to-month basis 1,500 square feet of office space in Athens, Greece.

Item 3. Legal Proceedings.

     In the normal course of business, we are subject to various legal proceedings. However, in management's opinion, there are no legal proceedings pending against us or any of our subsidiaries that would have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 1999.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

     The common stock of Laidlaw is traded on the OTC Bulletin Board. Since the acquisition of Laidlaw Holdings on June 8, 1999, the common stock has been traded under the symbol LAIG. Prior to the acquisition, the common stock was traded under the symbol FTKV. The following table sets forth the closing high and low bid prices for each of the periods indicated below for Laidlaw's common stock. The market prices have been adjusted to give retroactive effect to the Reverse Stock Split and the Forward Stock Split. The quotations reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                            --------------------------------------------
                                                  1999                          1998

                                            --------------------------------------------
                                               Bid Prices                   Bid Prices
                                            --------------------------------------------
----------------------------------------------------------------------------------------
Period                                       High       Low              High        Low
----------------------------------------------------------------------------------------
First Quarter.............................    --         --              --           --
----------------------------------------------------------------------------------------
Second Quarter............................  $13.42     $0.43             --           --
----------------------------------------------------------------------------------------
Third Quarter.............................  $21.08     $12.50            --           --
----------------------------------------------------------------------------------------
Fourth Quarter............................  $18.125    $7.625            --           --
----------------------------------------------------------------------------------------

Holders

     On April 7, 2000, there were 204 holders of record of Laidlaw's common stock.

Dividends

     Laidlaw has never declared or paid cash dividends on its common stock. Laidlaw currently intends to retain earnings, if any, to support its growth strategy and does not anticipate paying cash dividends in the foreseeable future. Payment of future dividends, if any, will be at the discretion of Laidlaw's Board of Directors after taking into account various factors, including Laidlaw's financial condition, operating results, current and anticipated cash needs and plans for expansion.

Application for Listing On The American Stock Exchange

     In January 2000, we made application to trade our common stock on The American Stock Exchange. No assurance can be given that such application will be approved, nor can we predict when any action will be taken under such application.

Recent Sales of Unregistered Securities

     Issuance pursuant to the Reorganization: On June 8, 1999, Laidlaw, formerly known as Fi-Tek V, Inc., acquired approximately 99% of the issued and outstanding shares of common stock of Laidlaw Holdings pursuant to a Plan and Agreement of Reorganization among Laidlaw Holdings, Fi-Tek V, Inc., Westminster and the principal stockholders of such companies, dated May 27, 1999. As a result of such transactions, on June 8, 1999, Laidlaw issued 13,109,137 shares of its common stock to stockholders of Laidlaw Holdings. Also, pursuant to the Reorganization Agreement, on July 1, 1999, Laidlaw issued 4,500,000 shares of common stock for substantially all of the issued and outstanding common stock of Westminster. See Description of Business - Recent Developments - The Reorganization.

     Issuance of 12% Senior Secured Euro-Notes Due 2002 (the "Euro-Notes"): From April 1997 to May 1997, Laidlaw Holdings offered, on a "best efforts" basis a minimum of 50 Units and a maximum of 80 Units, each Unit consisting of 5 year 12% Senior Secured Notes in the principal amount of $100,000 and a 5 year warrant to purchase 6,881 shares of non-voting common stock of Laidlaw Holdings, at an exercise price of $4.36 per share (the "Common Stock Purchase Warrants"). Euro-Notes in the aggregate principal amount of $2,305,000 were sold. The Euro-Notes were sold to (i) 3 domestic accredited investors pursuant to an exemption from registration under Regulation D of the Securities Act; and to
(ii) 15 foreign accredited investors under Regulation S of the Securities Act.

     Subsequent to the Reorganization, Laidlaw granted to holders of the Euro-Notes the right to exchange the Euro-Notes and Common Stock Purchase Warrants issued with the Euro-Notes for shares of common stock of Laidlaw at the rate of $2.05 per share for each Euro-Note exchanged, and the right to obtain common stock of Laidlaw upon exercise of the Common Stock Purchase Warrants issued with the Euro-Notes upon the same terms and conditions of such warrants. To date, 15 holders of Euro-Notes aggregating $1,876,000 in principal amount have exchanged their notes for shares of Common Stock of Laidlaw.

     Issuance of 8% Convertible Subordinated Notes Due 2000 (the "Convertible Notes"): From July 1998 to June 1999, Laidlaw Holdings offered, on a "best efforts" basis, 8% Convertible Notes due 2000 in the minimum aggregate amount of $1,000,000 and a maximum of $8,000,000. The Convertible Notes, are convertible into common stock of Laidlaw Holdings at a price of $2.05 per share, subject to adjustment under certain conditions. Interest on the Convertible Notes shall accrue on a semi-annual basis until the date of the conversion. 125 Convertible Notes aggregating $8 million in principal were sold. The Convertible Notes were sold to (i) 19 domestic accredited investors pursuant to an exemption from registration under Regulation D of the Securities Act; and to (ii) 50 foreign accredited investors under Regulation S of the Securities Act.

     Subsequent to the Reorganization, Laidlaw assumed the obligations of Laidlaw Holdings with respect to the conversion rights of holders of the Convertible Notes. As a result, holders of the Convertible Notes could convert such notes into common stock of Laidlaw at the rate of $2.05 per share, upon the same terms and conditions of conversion privileges set forth in the Convertible Notes. To date, 69 holders of Convertible Notes aggregating $8 million in principal amount have converted their notes into shares of common stock of Laidlaw.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

     Laidlaw Global Corporation is a global financial services firm that operates in three business segments: investment banking, sales and trading and asset management. It has two subsidiaries that operate in all three segments:
Laidlaw Holdings, Inc., a holding company which owns 100% of Laidlaw Global Securities, Inc., and 81% of Howe & Rusling, Inc., and Westminster Securities Corporation, a NYSE member firm which was acquired by Laidlaw on July 1, 1999. Laidlaw has a third subsidiary Global Electronic Exchange Inc. which is a development stage company that is in the process of creating a global on-line trading network through its broker-dealer subsidiary Globeshare, Inc. Globeshare commenced its U.S. operation in October 1999 and is operated as a division of Laidlaw Global Securities. Globeshare, a wholly owned subsidiary of Global Electronic Exchange has received approval for NASD membership as a broker-dealer on February 8, 2000. Operations of the on-line broker will transfer from Globeshare as a division of Laidlaw Global Securities to Globeshare on or prior to May 31, 2000.

     Laidlaw's results of operations for the year ended December 31, 1999 and 1998 are herein discussed. All share and per share information presented herein have been retroactively adjusted to reflect the three-for-two stock split, effected in the form of a stock dividend, declared September 9, 1999 and payable October 14, 1999 to shareholders of record as of September 23, 1999. For the purpose of this analysis, the operating subsidiaries acquired by Laidlaw are deemed retroactively consolidated into the public company.

     Market fluctuations and economic factors may materially affect Laidlaw's results of operations. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a global nature. These factors include economic and market conditions; the availability of capital; the availability of credit; the level and volatility of equity prices and interest rates; currency values and other market indices; and technological changes and events. The increased use of the Internet for securities trading and investment services are important factors which may affect Laidlaw's operations. Inflation and the fear of inflation as well as investor sentiment and legislative and regulatory developments will continue to affect the business conditions in which our industry operates. Such factors may also have an impact on Laidlaw's ability to achieve its strategic objectives on a global basis, including growth in assets under management, global investment banking and brokerage services activities as well as the development and expansion of Global Electronic Exchange which will continue to require substantial resources.

     Laidlaw's securities business, particularly its involvement in primary and secondary markets in domestic and overseas markets is subject to substantial positive and negative fluctuations caused by a variety of factors that cannot be predicted with great certainty. These factors include variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars into bonds and equity, and the size, number and timing of transactions or client assignments.

     Laidlaw's results of operations also may be materially affected by competitive factors. Recent and continuing global convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations even though Laidlaw's strategy has been to situate itself in markets where it believes it has an advantage over competition due to strong local connections and access to foreign brokerage firms and investors. Laidlaw though global in its intervention wants to see itself as the "local player" throughout the world. Revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. Laidlaw intends to manage its businesses for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. Laidlaw's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing technological updates and innovation, and carefully managing risks in all the securities markets it gets involved in. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for Laidlaw to remain profitable and competitive.

     Laidlaw believes that technological advancements in the Internet and the growth of electronic commerce will continue to present both challenges and opportunities to Laidlaw and could lead to significant changes and innovations in the financial markets and financial services industry as a whole. Laidlaw's initiatives in this area have included the participation in the development of Global Electronic Exchange which proposes both an intended financial portal under the name GEE Link and the on-line broker, Globeshare, currently enabling investors to purchase securities in 22 different equity markets around the world. Laidlaw expects to continue to augment these initiatives in the future with the stated goal of making the Globeshare system operational for 50 different equity markets worldwide.

     Global market and economic conditions were generally favorable during much of fiscal 1999. Financial markets within many regions exhibited improved performance and, although experiencing periods of volatility, benefited from a succession of global interest rate cuts which were made in late 1998. These interest rate actions helped stabilize economies throughout the world and contributed to the global recovery from the extremely turbulent and uncertain conditions that existed during the latter half of fiscal 1998. During that period, severe economic turmoil in Russia, Asia and certain emerging market nations adversely affected investor confidence and led to periods of high volatility, low levels of liquidity and increased credit spreads, creating difficult conditions in the global financial markets. The improved global market and economic environment contributed to Laidlaw's record results in fiscal 1999. Laidlaw's securities business generated record levels of net income and net revenues.

     In the U.S., market conditions benefited from robust corporate earnings and the strong performance of the domestic economy, which continued to exhibit positive fundamentals and a high rate of growth. During much of fiscal 1999, the U.S. economy was characterized by several favorable trends, such as historically low levels of unemployment, high levels of consumer confidence and spending, and a high demand for imports. The domestic economy also was positively impacted by the overall improvement in global market and economic conditions, as many non-U.S. regions continued to recover from the difficult conditions that existed during the end of fiscal 1998. However, throughout fiscal 1999, there were persistent indications that U.S. economic growth was proceeding at a brisk pace and at a higher rate than anticipated. Such indications, coupled with the tight domestic labor market, increasing wage pressures and the renewed vigor in international markets, led to fears of accelerating inflation. In an effort to slow the U.S. economy and to mitigate inflationary pressures, during fiscal 1999 the Federal Reserve Board (the "Fed") raised the overnight lending rate by 0.25% on three separate occasions and also raised the discount rate by 0.25% on two separate occasions. Such increases reversed the Fed's interest rate actions that occurred in the fourth quarter of fiscal 1998, when it lowered the overnight lending rate by a total of 0.75%. At the conclusion of fiscal 1999, the Fed announced that it was adopting a neutral bias toward interest rates. However, there still remained much uncertainty as to whether additional interest rate actions might be taken in the event that indications of inflationary pressures continue to persist in the future.

     Mergers and acquisitions were robust during fiscal 1999. During fiscal 1999, there also was a significant increase in the volume of cross-border transactions, primarily driven by higher levels of activity in the European merger and acquisition markets. In 1999, Laidlaw Global Securities acted as intermediary in the purchase of 80% of the outstanding shares of Newmark Homes, Corp. a U.S. publicly traded company, by Technical Olympic, a listed concern on the Athens Exchange.

     The markets for the underwriting of securities also were positively impacted by the generally favorable market and economic conditions which existed during much of fiscal 1999. Laidlaw's subsidiaries have mostly benefited through the initiation of private financings which largely contributed to its investment banking revenues.

     It is Laidlaw's current objective to have the Global Electronic Exchange project functional and operating prior to year-end with respect to accessing, through local securities firms, the foreign markets already signed on. Plural (formerly known as Micro-Modeling Associates) a software solution provider has continued to be associated closely in providing Laidlaw with software solutions and technological assistance for the Global Electronic Exchange venture. In order to assure that the Global Electronic Exchange project in its current building phase does not drain the resources of Laidlaw, Global Electronic Exchange has accessed financing through private sources of equity financing. In doing so, the dilution effect to Laidlaw's stake in Global Electronic Exchange was kept to a minimum. In 2000, Laidlaw intends to further finance its Global Electronic Exchange efforts through additional private placements.

     Currently all the strategic partnership agreements signed by Global Electronic Exchange provide for revenue sharing based on the source of the customer and the location of the trade. Other than maintenance of the trading systems and web sites, Laidlaw and its subsidiary have no financial obligations to any of the strategic partners that are participating in the trading Globeshare network.

     The new Board of Directors has continued its efforts to position Laidlaw in new markets and ventures. Management has continued to focus its activities in areas that take into consideration the cost structure of Laidlaw and the constraint to allocate resources efficiently and in priority to ventures that can reasonably be expected to self-finance on a short term basis.

Results of Operations

For the Years Ended December 31, 1999 and 1998

     Laidlaw went from a net loss of $3.3 million in fiscal 1998 (excluding the results of operations of Westminster) to a net income of $5.0 million on a consolidated basis.

     Laidlaw took advantage of its loss-carry forward to the extent of $5,212,602. It expects to continue using these tax benefits in 2000 and as a result has made a provision for $800,000 in its net income based on the potential economic benefit to be drawn from its unused tax loss, assuming a level of activity in 2000 that equals or surpasses 1999.

     Basic earnings per common share increased to $.26 in fiscal 1999 compared to a loss of $.48 in fiscal 1998.

     The increase in net income for the year ended December 31, 1999 from the prior year was due to both the re-structuring of its operations and to higher commissions generated out of emerging and foreign markets. The Laidlaw Global Securities subsidiary has experienced a great level of success in establishing the Laidlaw Global Securities brand locally with our strategic partners. Private placement offerings and advisory work mostly generated investment banking revenues with a large advisory fee in the fourth quarter of 1998 generated from the Newmark Homes transaction.

     The operational restructuring of Laidlaw took place under the leadership of Anastasio Carayannis who was made the Chief Operating Officer of the Laidlaw Global Securities subsidiary in the Fall of 1998 and the Chief Executive Officer on or about December 1999. Roger Bendelac who was heading Strategic Affiliates and Branches for Laidlaw Global Securities was made the Chief Operating Officer of the Laidlaw Global Securities subsidiary in December 1999.

     The restructuring commenced in the summer of 1998. All Departments and functions of the firms were affected. The Corporate Finance Department essentially became the service arm of the strategic alliances of Laidlaw while at the same time refocusing its efforts toward Private Financing and Advisory work. A reduction in personnel to reflect the demands made on a lighter structure saved in excess of 30% of the salary costs of that Department. The same process took place with respect to the Operations Department and the Compliance Department of the Laidlaw Global Securities subsidiary where the salary costs were reduced due to a reduction in overall staffing of the division coupled with the promotion of new personnel and the implementation of simplified reporting structures. As a result of attrition through retirement as opposed to outright suppression of employment there were limited costs related to severance pay. The optimal restructuring of these departments resulted in savings of 20% of personnel costs without reducing work effectiveness.

     The Paris office downsized its personnel from ten to three professionals resulting in the reduction of the costs associated with that office without any interruption of Laidlaw Global Securities' presence in that market. Several foreign clients of Laidlaw Global Securities are now being served directly from New York.

     Several quotation and informational service costs were reduced through the use of information accessed through the Internet.

     The Westminster subsidiary, which became part of the Laidlaw in July 1, 1999, had to absorb several one time cost items related to the relocation of its offices from downtown Manhattan to 100 Park Avenue. However its move to space formerly occupied by Laidlaw created a saving of office rental costs for the firm as a whole. Several other services such as the use of common computer, communications and networking maintenance personnel created substantial savings.

     The economies of scale realized by the merger should have a material impact on the overall firm in the long term.

     On the revenue side, the Westminster subsidiary started a service that will allow direct access to the floor of the New York Stock Exchange for large institutional and private customers, a service for which there is limited competition and a large demand from first rate investment outfits. The Westminster subsidiary which had a strong first half in 1999 has shown signs of resuming a stronger pace toward year-end. It is expected that this trend will further materialize in the near future.

     The acquisition of Lead Capital is currently not material with respect to the impact of the consolidation of Lead Capital's operating results into Laidlaw. However, Lead Capital's acquisition has resulted in intangible and tangible advantages to Laidlaw by providing strong local contacts for the Corporate Finance Department of Laidlaw Global Securities and investors for Laidlaw Global Securities products. As a result of the close relationship with Lead Capital, Laidlaw business opportunities in Greece have been enhanced.

     The Laidlaw Pacific acquisition will not have any material impact at the level of the consolidation of the results of that operation since the acquisition only involved the acquiring of the licenses for corporate finance and money management, cash and two employees. The benefits of that acquisition are in the process of materializing through increased contacts and the access to new transactions. Any business developed in that region of the world does not give rise to foreign currency risks since any contract entered into is generally denominated in U.S. dollars and relate to functions and services provided in the U.S. for the entities introduced to Laidlaw.

     In 1999 and the prior years, Laidlaw operated in two principal segments of the financial services industry, namely asset management and broker-dealer activities. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

     Asset management activities include raising and investing capital and providing financial advice to companies and individuals throughout the United States and overseas. Through this group, Laidlaw provides client advisory services and pursues direct investment in a variety of areas.

     Broker dealer activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts.

     The commission revenues which represent 77.4% of total revenues are geographically categorized as follows:

     Revenues of $5,855,499 were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets and revenues of $17,883,907 were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. 75% of such revenues were generated from the accounts of institutional customers and 25% were generated from the accounts of high net-worth investors. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals.

     Asset Management fees from Howe & Rusling and partly from Laidlaw Global Securities amount to $4,860,319 which is 15.8% of the firm's revenue. Corporate finance fees of Laidlaw Global Securities and Westminster amount to $1,538,985 comprising 5.02% of the firms revenues

     In the future Laidlaw will aim to diversify its commission revenues by generating a large portion of its revenues from the Internet business through the development of Globeshare. Management views the costs associated with Globeshare as costs related investments for the future diversification of the revenue sources of Laidlaw.

     In the U.S., favorable market conditions improved the volume of customer securities transactions, including listed agency and over-the-counter equity products. Revenues from markets in Southern Europe with a special emphasis on Greece created good opportunities for Laidlaw throughout fiscal 1999.

Liquidity and Capital Reserves

     The creditworthiness of Laidlaw has improved substantially as a result of the conversion of $8 million of its 8% Convertible Notes into equity. An offer to exchange the 12% Senior Secured Euro-Notes into shares of common stock of Laidlaw yielded a strong response from the note holders who have agreed to exchange $1.9 million in principal indebtedness of the total $2.305 million for Laidlaw common stock. The change in debt structure has begun to have a material impact on Laidlaw's cash flow due to material interest expense savings and the availability of funds for operations instead of debt repayments.

     Laidlaw currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, Laidlaw may need to raise additional funds. Funds will initially be raised through the issuance of private equity securities in the Global Electronic Exchange subsidiary. Though Laidlaw's existing shareholders may experience additional dilution in ownership percentages or book value, the search for funding through private financing at the level of the subsidiaries along with direct application to the specific projects of these funds should result in an overall reduced dilution effect on Laidlaw. Laidlaw cannot give any assurance that additional funds will not be needed to respond to industry changes, competitive pressures and unforeseen events. If such funds are needed, there can be no assurance that additional financing will be available.

The Balance Sheet

     The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share. The purpose of illustrating these ratios is to indicate the improved liquidity and financial position of Laidlaw for the year ended December 31, 1999. The substantial increase in total assets in 1999 resulted from Laidlaw's profitability, the corporate acquisitions and the establishment of Global Electronic Exchange. The improvement in the leverage ratio and book value per share resulted from the increase in equity capital due to the net income generated by Laidlaw in 1999 and the conversion of the 8% Convertible Notes, and the 12% Senior Secured Euro-Notes into Laidlaw Common Stock.


                                        As of                  As of
                                   December 1999           December 1998
                                         (in $ except for ratios)

     Adjusted Assets (1)             30,817,915              9,588,872
     Leverage Ratio (2)                 1.91                   (4.23)
     Adjusted Leverage Ratio (3)        1.91                   (4.23)
     Book value per share (4)           0.61                    (.29)

(1) Adjusted assets represent total assets.

(2) Leverage ratio equals total assets divided by equity capital.

(3) Adjusted leverage ratio equals adjusted assets divided by equity capital.

(4) Book value per share was based on common shares outstanding at December 31, 1999 and 1998.

Year 2000 Disclosure

     Most businesses, financial and other institutions around the world are reviewing and modifying their computer systems to ensure that they are Year 2000 compliant. The issue, in general terms, is that many existing computer systems and microprocessors (including those in non-information technology equipment and systems) use only two digits to identify a year in the date field with the assumption that the first two digits of the year are always "19". Consequently, on January 1, 2000, computers that were not Year 2000 compliant may have read the year as 1900. Systems that calculate, compare or sort using the incorrect date may have malfunctioned. At and since January 1, 2000, Year 2000 problems have not been significant and wide-spread computer failures have not materialized. However, Year 2000 problems could still occur, especially at quarter end and at year end.

     As with all companies in the securities industry, we are extremely dependent upon the proper functioning of our computer systems. Any failure of our systems to be Year 2000 compliant, or unknown errors or defects in our system, would have a material adverse effect on us. Failure of this kind could, for example, cause settlement of trades to fail, lead to incomplete or inaccurate accounting, recording or processing of trades in securities and cause the generation of erroneous results (or no results at all) or give rise to uncertainty about our exposure to trading risks and our need for liquidity. If not remedied, potential risks include business interruption or shutdown, financial loss, regulatory actions, reputational harm and legal liability.

     To date, to the best of our knowledge, we have not experienced any material disruptions in our operations as a result of Year 2000 problems, nor have we incurred any unplanned expenses to address Year 2000 concerns.

     We depend upon the proper functioning of the computer systems of others. These parties include trading counterparties, financial intermediaries such as securities, depositories, clearing agencies, clearing houses and commercial banks and vendors such as providers of telecommunication services and other utilities. We continue to evaluate with whom we have important financial or operational relationships to determine the extent of their Year 2000 compliance. We do not possess adequate information from all such parties about the effect of the Year 2000 on their systems to evaluate the effectiveness of their efforts. In many instances, we are not in a position to verify the accuracy or completeness of the information we receive from third parties and as a result are dependent on their willingness and ability to disclose, and to address, their Year 2000 problems.

Item 7. Financial Statements.

     In response to this Item, financial information contained on pages 41 to 70 of this Annual Report for the year ended December 31, 1999 is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     On August 19, 1999, Comiskey & Company, P.C., Laidlaw's principal independent auditor for the previous two fiscal years, was dismissed due to the change in control of Laidlaw pursuant to the Reorganization Agreement. Our principal shareholders and new board of directors determined that it was in the best interest of Laidlaw to retain the firm of Grant Thornton LLP who served as the independent auditors of Laidlaw's subsidiary Laidlaw Holdings, commencing with the fiscal year ending December 31, 1998. On or about August 16, 1999, our board of directors approved the engagement of Grant Thornton LLP to serve as Laidlaw's independent auditor. Further, on or about that same date, Grant Thornton LLP entered into an agreement with Laidlaw to provide such independent auditor services.

     The reports of Comiskey & Company, P.C. on Laidlaw's financial statements did not contain an adverse opinion or disclaimer and was not qualified as to audit scope or accounting principals. There were no disagreements, whether or not resolved, with Comiskey & Company, P.C. on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which if not resolved to the former accountant's satisfaction, would have caused it to make reference to the subject matter thereof in connection with its report.

PART II

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers

     As a condition of the Reorganization Agreement, the officers and directors of Laidlaw Holdings became the officers and directors of Laidlaw. The Reorganization Agreement also provided that John P. O'Shea, the President and Director of Westminster, would serve as a director of Laidlaw. The following table lists the executive officers and directors of Laidlaw:

Name                       Age       Position
----                       ---       --------

Anastasio Carayannis       40        Chairman of the Board, Chief Executive
                                     Officer and Director

Roger Bendelac             42        President, Chief Operating Officer, Chief
                                     Financial Officer, Secretary and Director

Daniel Bendelac            50        Vice-Chairman of the Board and Executive
                                     Director

Larry D. Horner            65        Chairman Emeritus and Director

Jean-Marc Beaujolin        55        Director

Billimac C. Bradley        65        Director

Robert K. F. Ma            45        Director

John P. O'Shea             42        Director

     Anastasio Carayannis has served as Chief Executive Officer and as Chairman of the Board of Laidlaw since November 1999. From June 1999 to November 1999, he served as President, Chief Operating Officer and Director of Laidlaw. From January 1999 to November 1999, he served as President, Chief Operating Officer and Director of Laidlaw Holdings. He has also served as an executive officer and director of Laidlaw Global Securities since March 1999 and as Chairman of the Board and Chief Executive Officer of Global Electronic Exchange since its inception in February of 1999. From 1994 to 1996, Mr. Carayannis served as head of Prudential Securities Private Alliance Group. From 1989 to 1994, he served as the Director of Private Client Alliance at Oppenheimer & Co., Inc.

     Roger Bendelac has served as President and Chief Operating Officer of Laidlaw since November 1999. He has also served as Chief Financial Officer, Secretary and Director of Laidlaw since June 1999. From July 1997 to November 1999, Mr. Bendelac served as Chief Financial Officer, Secretary and as a member of the Board of Laidlaw Holdings. He has also served as an executive officer and director of Laidlaw Global Securities since March 1999 and as President, Chief Financial Officer, Secretary, Treasurer and Director of Global Electronic Exchange since its inception in February of 1999. From 1989 to 1997, Mr. Bendelac served as an investment executive with Westminster Securities Corporation.

     Daniel Bendelac has served as the Vice-Chairman of the Board and Executive Director of Laidlaw since November 1999. He has also served as a director of Laidlaw since June 1999. From July 1997 to November 1999, he served as a director of Laidlaw Holdings. He has also served as Vice Chairman of the Board of Global Electronic Exchange since its inception in February of 1999. From 1992 to August 1998 Mr. Bendelac served as a Managing Director at First Intercontinental Group.

     Larry D. Horner has served as Chairman Emeritus and as a member of the Board of Laidlaw since November 1999. From June 1999 to November 1999, he served as Chief Executive Officer, Chairman of the Board and Director of Laidlaw. From June 1999 to November 1999, he served as Chief Executive Officer, Chairman of the Board and Director of Laidlaw Holdings. Mr. Horner has served as Chairman of the Board of Laidlaw Pacific since October 1994. He has also served as Chairman of the Board of Laidlaw Global Securities since March 1999 and as a director of Global Electronic Exchange since its inception in February of 1999. Mr. Horner has spent over 36 years with KPMG International as well as KPMG Peat Marwick (U.S.A.) where he served as Chairman of the Board and Chief Executive Officer from 1984 to 1990. Mr. Horner also serves as a board member to several corporations including Pacific USA Holdings Corp., Asia Pacific Wire & Cable Co., Ltd., American General Corp., Phillips Petroleum Company, Lotus Biochemical, Inc., Newmark Homes, Corp. and Atlantis Plastic Corporation.

     Billimac C. Bradley has served as a director of Laidlaw since June 1999 and as a director of Laidlaw Holdings since July 1995. Since 1991, Mr. Bradley has served as the Chief Executive Officer of Pacific USA Holdings Corp., where he is responsible for developing the United States operation's basis strategies and operating plans. Before joining Pacific USA Holdings Corp., Mr. Bradley spent 23 years as a partner of KPMG Peat Marwick and served on its Board of Directors.

     Jean-Marc Beaujolin has served as a director of Laidlaw since June 1999 and as a director of Laidlaw Holdings since October of 1994. Since 1974, Mr. Beaujolin has served as the Chairman of the Board of Europ Continents Holding, a holding company quoted on the Luxembourg stock exchange and principally engaged in distribution, real estate and financial services in South East Asia. Europ Continents Holding deals specifically in industrial goods and equipment such as medical supplies and automotive parts.

     Robert K. F. Ma has served as a director of Laidlaw since June 1999 and as a director of Laidlaw Holdings since July 1995. Mr. Ma has also held various Executive Director positions at Laidlaw Pacific Financial Services Limited, the parent company of Laidlaw Pacific, and all of its subsidiaries since 1994. Since March 1997, he has served as the Chief Financial Officer and Director of Asia Pacific Wire & Cable Corp., Ltd. He is also a Director, or Alternate Director, of Texwinca Holdings Limited and Pudong Development Holdings Limited which are companies listed on various foreign exchanges. From 1986 to 1991, he served as Vice President and Senior Account Executive of NMB Postbank Groep N.V. were he was responsible for loan origination and syndication work prior to heading its merger and acquisition team. Mr. Ma is a fellow member of the Institute of Chartered Accountants in England & Wales, an associate member of the Institute of Chartered Accountants of Canada and a fellow of the Hong Kong Society of Accountants. He has also participated in direct investments in advisory and principal roles throughout Asia and the United States.

     John P. O'Shea has served as a director of Laidlaw since July 1, 1999. Since September 1998, he has served as President and Chief Operating Officer of Westminster. He joined the Board of Directors of Westminster in January 1997, after serving 10 years as Vice President. From 1982 to 1987, Mr. O'Shea served as Syndicate Manager of Yammer & Co., an American Stock Exchange Member Firm. He is an Allied Member of the NYSE and is a Member of the New York Board of Trade. He is also the owner of the Las Vegas Coyotes, a professional roller hockey team. He received a BA and MA in Economics from the University of Cincinnati.

Key Employees

     Thomas Rusling has served as the President of Howe & Rusling since 1965. He is a member of Howe & Rusling's Executive Committee, Investment Committee and Strategy Group. Mr. Rusling has more than three decades of portfolio management and corporate experience. He received a BA in Economics from Yale University and later achieved the Chartered Financial Analyst designation.

     Jack Anderson has served as the Executive Vice President of Howe & Rusling since 1977. He is a member of Howe & Rusling's Executive and Investment Committees. Prior to joining Howe & Rusling, Mr. Anderson served as a financial accountant for a Fortune 500 company and as an account executive for a respected brokerage firm. He received a BS in Engineering from Brown University and an MBA from Boston University.

     Daniel Luskind has served as the Co-Chairman of the Board of Westminster since September 1998. Prior to becoming Co-Chairman, he served as President of Westminster since its inception in 1971. Mr. Luskind is a Certified Public Accountant.

     Henry Krauss has served as the Co-Chairman and Secretary of Westminster since September 1998. Prior to becoming Co-Chairman, he served as Secretary and Treasurer of Westminster since its inception in 1971.

Committees on the Board

     The Board of Directors has established a Stock Option Committee, composed of Larry D. Horner, the Chairman Emeritus and an independent director of Laidlaw, and Jean-Marc Beaujolin, an independent director of Laidlaw, who are responsible for administering the Laidlaw 1999 Omnibus Plan. The members of the Stock Option Committee are no longer eligible to participate in the Omnibus Plan and qualify as disinterested persons for purposes of Rule 16b-3(c)(2)(i) of the Exchange Act.

     Our Board of Directors has also established an Audit Committee, also composed of Messrs. Horner and Beaujolin. The Audit Committee will review the results and scope of the audit and other services provided by our independent auditors as well as review our accounting and control procedures and policies.

Section 16(a) Beneficial Ownership Reporting Compliance

     The following persons and entities have previously filed a Form 3 with the Commission. However, each such person and entity did not file such form on a timely basis as required by section 16(a) of the Exchange Act during the most recent fiscal year:

     Anastasio Carayannis - Director and Officer
     Roger Bendelac - Director and Officer
     Daniel Bendelac - Director and Officer
     Larry D. Horner - Director
     John P. O'Shea - Director
     Jean-Marc Beaujolin - Director
     Billimac C. Bradley - Director
     Robert K. F. Ma - Director
     PUSA Investment Company - 28% Shareholder

Item 10. Executive Compensation.

Summary Compensation

     The following table summarizes calendar 1999 compensation for services in all capacities of our executive officers.

                           SUMMARY COMPENSATION TABLE


                                                                             Long-Term Compensation
                                      Annual Compensation                    Awards          Payouts

                                                                             Securities         LTIP            All Other
Name and Principal                                Salary         Bonus       Underlying         Payouts         Compensation
Position                              Year        ($)            ($)         Options (#)        ($)             ($)
--------                              ----        ---            ---         -----------        ---             ---

Anastasio Carayannis, Chief
Executive Officer                     1999        175,000        302,000     62,700             --              629,469

                                      1998        158,333        --          --                 --              242,200

                                      1997        150,000        --          --                 --              216,697

Roger Bendelac, President, Chief
Operating Officer, Chief Financial
Officer and Secretary                 1999        101,250        98,000      62,700             --              177,067

                                      1998        --             --          225,000            --              154,233

                                      1997        --             --          --                 --              66,410

Daniel Bendelac, Executive Director   1999        150,000        100,000     62,700             --              34,103

                                      1998        50,577         --          375,000            --              10,000

                                      1997        --             --          --                 --              --

     Bonuses awarded in 1999 were accrued in December 1999 and paid in January 2000. All other compensation was earned from commissions generated by the Laidlaw Global Securities business.


Options Granted

     The following table sets forth information with respect to stock options granted under the Laidlaw Omnibus Plan between May 15, 1997 and April 7, 2000 to executive officers of Laidlaw and its subsidiaries.

                    OPTIONS GRANTED FROM THE PERIOD BEGINNING
                      MAY 15, 1997 AND ENDING ARPIL 7, 2000

                                           Percentage of
                                           Total Options                                       Potential Realizable
                                           Granted to                                          Value at Assumed
                           Number of       Employees in the                                    Annual Rates of Stock
                           Securities      period beginning     Exercise                       Price Appreciation for
                           Underlying      May 15, 1997 and     Price Per                      Option Terms(3)
                           Options         ended April 7,       Share          Expiration
Name                       Granted(1)      2000(2)              ($)            Date            5%($)     10%($)
----                       ----------      -------              ---            ----            -----     ------
Anastasio
Carayannis                 62,700          1.42%                2.33            5/28/04        479,655     509,124

Roger Bendelac             225,000         5.11%                2.33            1/15/03        1,721,250   1,827,000

                           62,700          1.42%                2.33            5/28/04        479,655     509,124

Daniel Bendelac            375,000         8.51%                2.33            9/3/03         2,868,750   3,045,000

                           62,700          1.42%                2.33            5/28/04        479,655     509,124

----------
(1) Such options are incentive options granted pursuant to and in accordance with the Laidlaw 1999 Omnibus Plan.

(2) Based on an aggregate of 4,405,250 options granted to employees during the period beginning May 15, 1997 and ending April 7, 2000.

(3) In accordance with the rules of the Commission, shown are the hypothetical gains or "option spreads" that would exist for the respective options. These gains are based on assumed rates of annual compounded stock price appreciation of 5% and 10% from the date the option was granted over the full option term, assuming a fair market value equal to the exercise price per share on the date of grant. The 5% and 10% assumed rates of appreciation are mandated by the Commission and do not represent our estimate projection of future increases in the price of our common stock.

Aggregate Option Exercises and Option Values

     The following table sets forth information as of April 7, 2000 with respect to exercisable and unexercisable stock options held by the executive officers of Laidlaw and its subsidiaries.


                 AGGREGATE OPTION EXERCISES AS OF APRIL 7, 2000


                                                                Number of Securities      Value of Unexercisable
                                                                Underlying Unexercised    In-the-Money Options at
                               Shares                           Options at April 7,       April 7, 2000
                               Acquired on     Value Realized   2000 Exercisable /        Exercisable /
 Name                          Exercise (#)    ($)(1)           Unexercisable             Unexercisable
-----                          ------------    ------           -------------             -------------
Anastasio Carayannis           1,210,500       8,473,500           62,700 / 0                  --

Roger Bendelac                 150,000         1,050,000          287,700 / 0                  --

----------
(1) Based on the fair market value of our common stock at April 7, 2000, of $7.00 per share, less the exercise price for such shares.

Executive Officer Employment Agreements

     We have entered into one-year employment agreements with Anastasio Carayannis, as our Chairman of the Board of Directors and Chief Executive Officer, Roger Bendelac as our President, Chief Operating Officer, Chief Financial Officer and Secretary, and Daniel Bendelac as our Vice-Chairman of the Board of Directors. The executives are entitled to base salaries per annum, initially as follows: Anastasio Carayannis, $185,000; Roger Bendelac, $165,000; and Daniel Bendelac, $165,000. Anastasio Carayannis and Roger Bendelac are also entitled to a 40% payout on all gross commissions generated from their customer accounts. The executives are each entitled to annual bonuses as the compensation committee of our board of directors may determine based upon the performance and achievement of specified goals of Laidlaw. If, by March 30, 2000, no bonus plan has been implemented, and Laidlaw's net income for the year ending December 31, 2000 shall equal that earned by Laidlaw for the year ended December 31, 1999, then the executives will each be entitled to a bonus of no less than 50% of the bonus they will each receive for the prior year. Each of the executives have agreed not to compete with us during the term of employment. Each of the employment agreements include customary provisions entitling us to terminate the executive's employment for cause or upon incapacitation or extended disability of the executive. The employment agreements also include customary provisions to protect our confidential information and ensure that we will own, among other things, customer lists, products and business plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of Laidlaw's common stock as of April 7, 2000, by (i) each person known by Laidlaw to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of Laidlaw; (iii) each executive officer of Laidlaw; and (iv) all executive officers and directors of Laidlaw as a group.


                                           Number of Shares              Percentage of Common Equity
Name of Beneficial Owner                   Beneficially Owned(1)         Beneficially Owned(2)
------------------------                   ---------------------         ---------------------
PUSA Investment Company(3)                 8,391,983                     28.3%

Europ Continents Holding(4)                2,076,516                     7.0%

Larry Horner(5)                            62,700                        0.21%

Anastasio Carayannis(6)                    1,273,200                     4.29%

Roger Bendelac(7)                          437,700                       1.48%

Daniel Bendelac(8)                         437,700                       1.48%

Billimac C. Bradley(9)                     0                             0%

Jean-Marc Beaujolin(10)                    0                             0%

Robert K. F. Ma(11)                        0                             0%

John P. O'Shea                             1,500,000                     5.06%

Daniel Luskind                             1,500,000                     5.06%

Henry Krauss                               1,500,000                     5.06%

All Directors and Executive Officers as
a Group                                    3,711,300                     12.52%

----------
(1) Beneficial ownership is determined in accordance with the rules of the Commission. In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities. For purposes of this table, shares subject to the Common Stock Purchase Warrants, Class A and B Warrants and options exercisable within 60 days of April 7, 2000 are considered as beneficially owned by the person holding such securities. To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors and executive officers and 5% stockholders in this table is as follows: Laidlaw Global Corporation, 100 Park Avenue, New York, New York 10017.

(2) Percentage beneficially owned is based upon 29,653,626 shares of common stock issued and outstanding as of April 7, 2000 including 2,696,196 shares of common stock issuable upon exercise of outstanding warrants and employee stock options including: (a) 94,454 Common Stock Purchase Warrants; (b) 398,696 Class A Warrants; (c) 398,696 Class B Warrants; and (d) 1,804,350 employee stock options granted under the Laidlaw 1999 Omnibus Plan which are exercisable within 60 days of April 7, 2000.

(3) The address for PUSA Investment Company is 2740 North Dallas Parkway, Suite 200, Plano, Texas 75093.

(4) The address for Europ Continents Holding is 4 Avenue Laurent Cely, 92606 Asnieves Codex, France. Jean-Marc Beaujolin, a director of Laidlaw, is also the Chairman of the Board of Directors of Euro Continents Holding.

(5) Includes 62,700 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 7, 2000. Larry Horner is also the Chairman of the Board of Directors of Pacific USA Holdings Corp which is the parent company of PUSA Investment Company, the 28% owner of our common stock.

(6) Includes 62,700 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 7, 2000.

(7) Includes 287,700 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 7, 2000.

(8) Includes 437,700 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 7, 2000.

(9) The address for Billimac Bradley is 2740 North Dallas Parkway, Suite 200, Plano, Texas 75093. Billimac Bradley is also the Chief Executive Officer of Pacific

     USA Holdings Corp. which is the parent company of PUSA Investment Company, the 28% owner of our common stock.

(10) The address for Jean-Marc Beaujolin is 4 Avenue Laurent Cely, 92606 Asnieves, Codex, France.

(11) The address for Robert K. F. Ma is 39 Gloucester Road, Wanchai, Hong Kong.

Item 12. Certain Relationships and Related Transactions.

     Since April 7, 1998, we have not been a party to any transaction or series of similar transactions in which the amount involved exceeds $60,000 and in which any director, executive officer, or holder of more than 5% its common stock had or will have a direct or indirect material interest other than:

     o normal compensation arrangements which are described under Item 10 above; and

     o    the transactions described below.

     All future transactions, including loans, if any, between Laidlaw and its officers, directors and principal shareholders and their affiliates and any transactions between Laidlaw and any entity with which its officers, directors or principal shareholders are affiliated will be subject to the approval of a majority of Laidlaw's board of directors, including the majority of the independent and disinterested outside directors of the board of directors and must be on terms no less favorable to Laidlaw than could be obtained from unaffiliated third parties.

Shares Exchanged for Laidlaw Holdings, Inc. 12% Senior Secured Euro-Notes

     Subsequent to the Reorganization, Laidlaw granted to holders of the Laidlaw Holdings 12% Senior Secured Euro-Notes the right to exchange the Euro-Notes and Common Stock Purchase Warrants issued with the Euro-Notes for shares of common stock of Laidlaw at the rate of $2.05 per share for each Euro-Note exchanged, and the right to obtain common stock of Laidlaw upon exercise of the Common Stock Purchase Warrants issued with the Euro-Notes upon the same terms and conditions of such warrants. To date, 15 holders of Euro-Notes aggregating $1,876,000 in principal amount have exchanged their notes for shares of common stock of Laidlaw.

Shares Exchanged for Laidlaw Holdings, Inc. 8% Convertible Subordinated Notes

     Subsequent to the Reorganization, Laidlaw assumed the obligations of Laidlaw Holdings with respect to the conversion rights of holders of the Laidlaw Holdings 8% Convertible Notes. As a result, holders of the Convertible Notes could convert such notes into common stock of Laidlaw at the rate of $2.05 per share, upon the same terms and conditions of conversion privileges set forth in the Convertible Notes. To date, 69 holders of Convertible Notes aggregating $8 million in principal amount have converted their notes into shares of common stock of Laidlaw.

Loan from PUSA Investment Company

     Laidlaw received loans from PUSA Investment Company, the 28% shareholder of Laidlaw, for which it pays interest. The loans are used to help pay operating expenses and fund capital requirements on one of its subsidiaries. Interest on such loans amounted to $26,263 and $37,037 for the years ended December 31, 1999 and 1998, respectively.

Finder's Fee to John O'Shea

     Pursuant to a Letter of Intent dated April 30, 1999 between Laidlaw Holdings and Westminster to enter into the Reorganization, Laidlaw Holdings paid a finder's fee of $50,000 to John O'Shea, one of our directors.

Formation of Global Electronic Exchange and Globeshare

     In January 1999, Laidlaw, in a joint venture with several individuals associated with Laidlaw, formed Global Electronic Exchange and its broker-dealer subsidiary, Globeshare. Laidlaw received 8,190,000 shares of Global Electronic Exchange common stock in exchange for expenses paid and services rendered by Laidlaw on its behalf in the amount of $558,770. This resulted in a 59% ownership in Global Electronic Exchange by Laidlaw as of December 31, 1999. In association with the private placement of Global Electronic Exchange common stock under Regulation D of the Securities Act, Laidlaw Global Securities received $440,190 for services rendered as placement agent.

Sale of Subsidiary of PUSA Investment Company

     On December 15, 1999, PUSA Investment Company, the 28% shareholder of Laidlaw, sold its wholly owned subsidiary Newmark Homes, Corp. Laidlaw Global Securities served as investment banker in connection with the transaction and earned commission income of $2,150,000.

Acquisition of Laidlaw Pacific from PUSA Investment Company

     On May 20, 1999, Laidlaw entered into an agreement with Pacific USA Holdings Corp. ("Pacific") to acquire its subsidiary Laidlaw Pacific, a Hong Kong based investment advisor which was incorporated in June 2, 1992. On March 29, 2000, Pacific's wholly owned subsidiaries PUSA Investment Company, the 28% shareholder of the Company ("PUSA"), and Laildaw Pacific Financial Services Ltd. completed an amended and restated agreement to acquire Laidlaw Pacific. The amount paid was 200,000 shares of common stock of Laidlaw and $HK 4 million. Laidlaw Pacific agreed to pay a dividend to Laidlaw Pacific Financial Services Ltd. equal to $HK 3 million. Further it consented to grant an option to Laidlaw to receive a dividend equal to $HK 4 million, should it elect to withdraw such funds from Laidlaw Pacific. PUSA Investment Company represented to Laidlaw that, at the time of closing, Laidlaw Pacific would have cash in the amount of $HK 11 million, all licenses to engage in the investment banking business in Hong Kong, and no liabilities. Laidlaw Pacific is a registered Dealer and Investment advisor with the Hong Kong Securities and Futures Commission. Its principal activities are corporate financial advisory services.

Item 13. Exhibits and Reports on Form 8-K.

(a)  Exhibits

     EXHIBIT NO.    DESCRIPTION

     2.1 Amended and Restated Plan and Agreement of Reorganization by and among Laidlaw Holdings, Inc., Fi-Tek V, Inc., Westminster Securities Corporation and shareholders of the companies, dated May 27, 1999(1)

     3.1 Certificate of Incorporation of Laidlaw and amendments thereto(2)

     3.2            By-Laws of Laidlaw(2)

     4.1            Specimen Laidlaw Common Stock Certificate(2)

     4.2            Specimen Fi-Tek V, Inc. Class A Warrant(2)

     4.3            Specimen Fi-Tek V, Inc. Class B Warrant(2)

     10.1 Employment Agreement between Registrant and Anastasio Carayannis, dated as of January 1, 2000(3)

     10.2 Employment Agreement between Registrant and Roger Bendelac, dated as of January 1, 2000(3)

     10.3 Employment Agreement between Registrant and Daniel Bendelac, dated as of January 1, 2000(3)

     10.4           Exchange Agreement to acquire Laidlaw Pacific, dated May 20,
                    1999(4)

     10.5 Amendment to Exchange Agreement to acquire Laidlaw Pacific, dated March 29, 2000(4)

     21.1           List of Subsidiaries of Laidlaw Global Corporation

     27.1           Financial Data Schedule

----------
(1) Such document if hereby incorporated herein by reference to Laidlaw's Current Report on Form 8-K dated June 8, 1999.

(2) Such document if hereby incorporated herein by reference to Laidlaw's Registration Statement on Form 8-A filed October 15, 1999.

(3) Such document if hereby incorporated herein by reference to Laidlaw's Registration Statement on Form SB-2 filed February 14, 2000.

(4) Such document is hereby incorporated herein by reference to Laidlaw's Current Report on Form 8-K filed April 12, 2000.


(b)  Reports on Form 8-K

     On December 21, 1999, Laidlaw filed a Current Report on Form 8-K announcing the resignation of Larry D. Horner as Chairman of the Board and Chief Executive Officer of Laidlaw and the further realignment of company management.

     On October 13, 1999, Laidlaw filed an amendment to its Current Report on Form 8-K filed July 14, 1999 reporting the acquisition of Westminster pursuant to the Reorganization Agreement (the "Amendment"). The Amendment included historical financial statements for Westminster for the years ended January 31, 1999 and 1998.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAIDLAW GLOBAL CORPORATION

                                    By:      /s/ Roger Bendelac
                                             ----------------------------------
                                             Roger Bendelac,
                                             President, Chief Operating Officer,
                                             Chief Financial Officer, Secretary
                                             and Director


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                         Date
---------                           -----                         ----

/s/ Anastasio Carayannis
------------------------   Chairman of the Board and
Anastasio Carayannis       Chief Executive Officer                April 14, 2000

/s/ Roger Bendelac
------------------------   President, Chief Operating Officer,    April 14, 2000
Roger Bendelac             Chief Financial Officer, Secretary
                           and Director

/s/ Daniel Bendelac
------------------------  Vice-Chairman of the Board              April 14, 2000
Daniel Bendelac

/s/ Billimac Bradley
------------------------   Director                               April 14, 2000
Billimac Bradley

/s/ Jean-Marc Beaujolin
------------------------   Director                               April 14, 2000
Jean-Marc Beaujolin

/s/ Robert Ma
------------------------   Director                               April 14, 2000
Robert Ma

/s/ John O'Shea
------------------------   Director                               April 14, 2000
John O'Shea

/s/ Larry D. Horner
------------------------   Chairman Emeritus and Director         April 14, 2000
Larry D. Horner

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
    Laidlaw Global Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Laidlaw Global Corporation and Subsidiaries (the "Company") as of December 31, 1999, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 1999. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 1999, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 1999, in conformity with generally accepted accounting principles.




/s/ Grant Thornton LLP
----------------------
New York, New York
March 15, 2000

(except for Note Q, the date of which is March 29, 2000)

                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 1999

                                     ASSETS

Cash and cash equivalents                                              $ 10,131,242
Receivable from clearing broker                                           3,488,265
Securities owned, at market value                                         2,291,414
Equipment and leasehold improvements at cost, net of
    accumulated depreciation and amortization of $1,308,381               3,152,900
Goodwill, net of accumulated amortization of $926,697                     7,362,029
Investment banking fees receivable                                          781,112
Deposits                                                                    725,847
Secured demand notes                                                        600,000
Prepaid and other assets                                                  1,485,106
Deferred income taxes                                                       800,000
                                                                       ------------

                                                                       $ 30,817,915
                                                                       ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                          $    929,000
Accounts payable and accrued expenses                                     3,373,633
Commissions and compensation payable                                      1,308,454
Securities sold but not yet purchased, at market value                      360,125
Litigation claims payable                                                   158,611
Capitalized lease obligations                                               763,660
Deferred revenue                                                            640,404
Deferred rent                                                               574,922
                                                                       ------------
                                                                          8,108,809
Commitments and contingencies
Subordinated borrowings                                                     600,000
Minority interest                                                         5,942,266
Stockholders' equity
    Common stock, voting, $.00001 par value; 50,000,000
       shares authorized; 26,617,929 shares issued and outstanding              266
    Additional paid-in capital                                           33,747,210
    Accumulated deficit                                                 (17,580,636)
                                                                       ------------

                                                                         16,166,840
                                                                       ------------

                                                                       $ 30,817,915
                                                                       ============


The accompanying notes are an integral part of this statement.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                        1999            1998
                                                   ------------    ------------
Revenues
    Commissions                                    $ 14,639,815    $  5,803,642
    Trading gains, net                                6,674,763       3,195,045
    Investment banking fees                           1,233,089       1,498,242
    Corporate finance fees                            1,256,160       1,062,341
    Asset management fees                             5,816,344       5,978,185
    Interest                                            713,665         298,972
    Other                                               353,269         413,654
                                                   ------------    ------------
                                                     30,687,105      18,250,081
                                                   ------------    ------------
Expenses
    Commissions                                       9,421,384       5,705,142
    Salary and benefits                               7,678,983       7,626,936
    Professional fees                                 1,001,206         701,199
    Communications and information systems            1,473,379       1,366,441
    Clearing fees                                     1,374,133       1,195,581
    Rent and utilities                                1,204,320       1,389,420
    Client-related marketing                            205,473         427,178
    Depreciation and amortization                       668,404         379,256
    Interest                                            601,666         741,944
    Office                                              633,248         411,844
    Dues and assessments                                364,501         158,191
    Travel and entertainment                            752,522         513,039
    Other                                               980,728         844,807
                                                   ------------    ------------
                                                     26,359,947      21,460,978
                                                   ------------    ------------
         Income (loss) before minority interest       4,327,158      (3,210,897)
Minority interest                                       (95,877)        (98,945)
                                                   ------------    ------------
         Income (loss) before income tax benefit      4,231,281      (3,309,842)
Income tax benefit                                      800,000            --
                                                   ------------    ------------
         NET INCOME (LOSS)                         $  5,031,281    $ (3,309,842)
                                                   ============    ============

Net income (loss) per share
    Basic                                          $       0.26    $      (0.48)
                                                   ============    ============
    Diluted                                        $       0.21    $      (0.48)
                                                   ============    ============

Weighted average number of shares outstanding
    Basic                                            19,338,877       6,957,522
                                                   ============    ============
    Diluted                                          24,045,852       6,957,522
                                                   ============    ============


The accompanying notes are an integral part of these statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)

                     Years ended December 31, 1999 and 1998



                                                                                    Additional
                                      Shares         Preferred         Common         paid-in     Accumulated
                                    outstanding        stock            stock         capital       deficit         Total
                                    ------------    ------------    ------------   ------------   ------------    ------------
Balance at December 31, 1997          8,258,794         250,000              82    $ 15,889,002   $(19,302,075)   $ (3,162,991)

Issuance of common stock upon
   conversion of PUSA notes
   receivable to common stock         3,486,093                              35       4,203,727                      4,203,727
Net loss                                                                                            (3,309,842)     (3,309,842)
                                    ------------    ------------    ------------   ------------   ------------    ------------

Balance at December 31, 1998         11,744,887         250,000             117      20,092,729    (22,611,917)     (2,269,071)

Conversion of preferred stock
  into common stock                       3,750        (250,000)           --           250,000                           --
Issuance of common stock to
  Fi-Tek's stockholders               1,499,949                             15            1,485                          1,500
Issuance of common stock upon
  conversion of 8%
  subordinated
  notes                               5,853,630                             59        7,578,559                      7,578,618
Issuance of common stock upon
  conversion of 12% senior
  secured
  Euro-notes                          1,372,674                             14        1,767,267                      1,767,281
Issuance of common stock for
  the acquisition of
  Westminster Securities
  Corporation                         4,500,000                             45        3,749,955                      3,750,000
Issuance of common stock upon
  exercise of stock options           1,571,039                             15          247,216                        247,231
Issuance of common stock for
  the acquisition of Lead
  Capital, S.A                           72,000                              1           59,999                         60,000
Net income                                                                                           5,031,281       5,031,281
                                    ------------    ------------    ------------   ------------   ------------    ------------


Balance at December 31, 1999         26,617,929           --                 266   $ 33,747,210   $(17,580,636)   $ 16,166,840
                                    ============    ============    ============   ============   ============    ============



The accompanying notes are an integral part of this statement.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,


                                                                    1999           1998
                                                                 -----------    -----------
Cash flows from operating activities
   Net income (loss)                                             $ 5,031,281    $(3,309,842)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                 668,404        379,256
       Deferred income taxes                                        (800,000)          --
       Minority interest in earnings                                  95,877         98,945
       (Increase) decrease in operating assets
         Restricted cash - limited partnership                          --          134,547
         Receivable from clearing broker                          (3,329,030)       454,733
         Securities owned, at market value                        (1,094,412)      (731,927)
         Investment banking fees receivable                         (359,289)      (388,532)
         Deposits                                                   (353,854)         9,077
         Prepaid and other assets                                 (1,384,456)        48,327
         Asset management fees receivable                            401,216        125,139
       Increase (decrease) in operating liabilities
         Accounts payable and accrued expenses                     1,052,691         31,186
         Commissions and compensation payable                        613,529       (131,360)
         Securities sold but not yet purchased at market value       351,575           --
         Litigation claims payable                                  (313,812)      (250,000)
         Deferred revenue                                             55,940         88,349
         Deferred rent                                               (19,971)      (203,153)
                                                                 -----------    -----------

         Net cash provided by (used in) operating activities         615,689     (3,645,255)
                                                                 -----------    -----------

Cash flows from investing activities
   Purchase of equipment and leasehold improvements               (1,944,180)      (183,460)
   Payments to minority shareholders                                 (95,877)          --
                                                                 -----------    -----------

         Net cash used in investing activities                    (2,040,057)      (183,460)
                                                                 -----------    -----------

                   Laidlaw Global Corporation and Subsidiaries

                             Year ended December 31,


                                                                                       1999            1998
                                                                                   ------------    ------------
Cash flows from financing activities
   Proceeds from issuance of notes payable                                         $       --      $  2,425,000
   Repayment of notes payable                                                        (1,775,000)     (1,075,270)
   Payments for leased equipment                                                           --           (38,596)
   Proceeds from (repayment of) 12% senior secured Euro-notes                            85,000         (85,000)
   Proceeds from issuance of convertible subordinated notes                           5,540,000       2,460,000
   Proceeds from issuance of common stock                                               247,231            --
   Proceeds from private placements for GEE                                           5,518,950            --
                                                                                   ------------    ------------

         Net cash provided by financing activities                                    9,616,181       3,686,134
                                                                                   ------------    ------------

         Net increase (decrease) in cash and cash equivalents                         8,191,813        (142,581)

Cash and cash equivalents, beginning of year                                          1,939,429       2,082,010
                                                                                   ------------    ------------

Cash and cash equivalents, end of year                                             $ 10,131,242    $  1,939,429
                                                                                   ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                                      $    225,913    $    716,564

Supplemental schedule of noncash investing and financing activities

During the years ended  December  31, 1999 and 1998 the  following  transactions occurred:
     Issuance of secured demand notes of Westminster                               $    600,000    $       --
     Equipment acquired under capital leases                                            763,660
     Issuance of common stock upon conversion of PUSA notes                                --         4,203,762
     Issuance of common stock upon conversion of 8% subordinated notes                7,578,618            --
     Issuance of common stock upon conversion of 12% senior secured
       of Euro-notes                                                                  1,767,281            --
     Conversion of cumulative preferred stock into common stock                         250,000            --
     Issuance of common stock to Fi-tek's stockholders                                    1,500            --

                   Laidlaw Global Corporation and Subsidiaries

                             Year ended December 31,


                                                                                       1999
                                                                                   -----------
The Company acquired  substantially  all of the common stock of various entities for common stock of the Company.  The net assets purchased  consisted of the following:
      Receivable from clearing broker                                              $    74,645
      Securities owned, at market value                                                311,758
      Accounts and notes receivable                                                    217,614
      Property , plant and equipment, net                                              103,682
      Other assets                                                                      18,324
      Commissions payable                                                              (50,972)
      Securities sold, but not yet purchased, at market value                           (8,550)
      Litigation claims payable                                                         (2,423)
      Accounts payable, accrued expenses and other                                    (609,432)
                                                                                   -----------

         Net assets purchased                                                           54,646

         Goodwill                                                                    3,705,444

         Less Common stock issued                                                   (3,810,000)
                                                                                   -----------

         Net cash received from acquisitions                                       $   (49,910)
                                                                                   ===========



The accompanying notes are an integral part of these statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 1999 and 1998



NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT
                   ACCOUNTING POLICIES

     1.   Organization

          Laidlaw Global Corporation (the "Company") (formerly Laidlaw Holdings, Inc.) ("Laidlaw Holdings") is a holding company whose wholly- or majority-owned operating subsidiaries include Laidlaw Global Securities, Inc. ("Laidlaw Global Securities"), Westminster Securities Corporation, ("Westminster"), H&R Acquisition Corporation ("HRAC"), an 81%-owned subsidiary which maintains a 100% interest in Howe & Rusling, Inc., a registered investment advisory firm, and Global Electronic Exchange Inc., ("GEE"), a 59%-owned development-stage, internet-based investment services company established on June 14, 1999. The Company's business activities include securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide.

          On June 8, 1999, Fi-Tek V, Inc. ("Fi-Tek"), a nonoperating public company with 1,500,000 common shares outstanding and immaterial net assets, acquired more than 99% of the outstanding common stock of Laidlaw Holdings in exchange for 13,109,137 shares of Fi-Tek (the "Acquisition"). Simultaneously with the closing of the Acquisition, Fi-Tek changed its name to Laidlaw Global Corporation. In accordance with the acquisition, immediately prior to the acquisition Fi-Tek caused a 1-for-32.4778 reverse stock split reducing the issued and outstanding stock to 1,500,000 shares. Under generally accepted accounting principles, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by Laidlaw Holdings for the net monetary assets of Fi-Tek, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse acquisition comparative historical financial statements of the "legal acquirer," Fi-Tek, are those of the "legal acquiree," Laidlaw Holdings (i.e., the accounting acquirer). The Company and Laidlaw Holdings are collectively considered the Company.

          The Company was a majority-owned subsidiary of Pacific USA Holdings Corporation ("PUSA"), a wholly-owned subsidiary of Pacific Electric Wire & Cable Co., Ltd., a Taiwanese industrial company. In addition to PUSA, Europe Continents Holdings ("EC") was the other major stockholder of the Company. Together, PUSA and EC owned 99.53% of the Company as of December 31, 1998.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998


NOTE A (continued)

          On July 1, 1999, the Company acquired 99.7% of the issued and outstanding common stock of Westminster for 4,500,000 shares of the Company's common stock valued at $.83 per share. The transaction has been accounted for as a purchase and resulted in the recognition of $3,722,984 of goodwill. Goodwill is being amortized over 15 years using the straight-line method.

          As a result of the conversion of the convertible subordinated notes during June 1999, the conversion of approximately $1,900,000 of senior secured Euro-notes during July and August 1999 and the acquisition of Westminster, the majority ownership of the Company by PUSA and EC decreased to approximately 39% as of December 31, 1999.

     2.   Principles of Consolidation

          The consolidated financial statements include the Company and its wholly-owned and majority-owned subsidiaries. They have been prepared in accordance with generally accepted accounting principles. All significant intercompany transactions and balances among the consolidated entities have been eliminated.

     3.   Use of Estimates

          The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

     4.   Reclassification

          Certain reclassifications have been made to prior period amounts to conform to the current period presentation.

     5.   Cash and Cash Equivalents

          Cash and cash equivalents include cash in bank accounts and deposits in money market accounts with maturities of three months or less when purchased.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE A (continued)

     6.   Foreign Currency Translation

          The Company has begun to initialize its plans to expand its operational and financial structure throughout Europe and Asia as the Company has entered into a number of commission-sharing arrangements with foreign-based broker-dealers. Any commission revenue generated as a result of these arrangements will be denominated in U.S. dollars. Accordingly, the Company has determined that its functional currency for its foreign branch operations is the U.S. dollar. The financial position and results of operations of the Company's foreign subsidiary, Lead Capital, S.A. ("Lead"), are measured using local currency as the functional currency. Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Any resulting translation adjustments are made directly to a separate component of "Stockholders' equity." Gains and losses resulting from other foreign currency transactions are included in the consolidated statement of operations.

     7.   Securities Transactions

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

     8.   Securities Sold, But Not Yet Purchased

          Securities sold, but not yet purchased, consist of trading securities at market values. The difference between the proceeds received from securities sold short and the current market value is included in trading gains, net.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE A (continued)

     9.   Commissions

          Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

     10.  Equipment and Leasehold Improvements

          Equipment and leasehold improvements, which include computer equipment and software, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on equipment and capital leases are recognized on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases.

          Equipment and leasehold improvements held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

     11.  Goodwill

          Goodwill, which represents the excess of purchase price over fair value of net assets acquired, is amortized on a straight-line basis over a period of fifteen to thirty years, the expected periods to be benefited. The Company assesses the recoverability of these intangible assets by determining whether the amortization of the goodwill balance over its remaining life can be recovered through undiscounted future operating cash flows of the acquired operation. The amount of goodwill impairment, if any, is measured based on projected discounted future operating cash flows expected to be realized from the intangible asset to its recorded value. The assessment of the recoverability of goodwill will be impacted if estimated future operating cash flows are not achieved.

     12.  Deferred Rent Liability

          The Company's lease for office space provides for no rental payments during the first fourteen months of the lease and scheduled lease payments that increase during the term of the lease. Although rental payments are not made on a straight-line basis, the Company has recorded a deferred lease liability to recognize rental expense on a straight-line basis over the life of the lease as required by generally accepted accounting principles.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE A (continued)

     13.  Investment Banking Fees

          Investment banking fees include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. These fees are recorded on the offering date, sales concessions on the settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

     14.  Corporate Finance Fees

          Corporate finance fees are received from providing advisory and due diligence services for proposed financings that do not result in either the offering of private or public financing. Fees are recognized when earned.

     15.  Asset Management Fees

          The Company computes income and commission expense on a quarterly basis and amortizes them for financial statement purposes on a monthly basis.

     16.  Income Taxes

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

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE A (continued)

     17.  Stock Split

          On September 9, 1999, the majority of the stockholders and the board of directors of the Company approved a stock split of the existing common stock of the Company on the basis of three (3) shares of post-split common stock, par value $0.00001 per share, being issued in exchange for two (2) outstanding shares of pre-split common stock. The stock split was effected through a stock dividend distributed in October, 1999 to stockholders of record on September 23, 1999. All references in the financial statements with regard to the number of shares and earnings per share for all periods reflect the retroactive effect of the aforementioned stock split as well as the 1-for-32.4778 reverse stock split in connection with the recapitalization on June 8, 1999, and the change in par value of voting common stock from $0.05 to $0.00001.


NOTE B - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

     Securities owned and securities sold, but not yet purchased consist of trading and investment securities at market values, as follows:

                                                         December 31, 1999
                                                   -----------------------------
                                                                       Sold, but
                                                                        not yet
                                                   Owned               purchased
                                                   ----------         ----------

Equity securities                                  $  896,713         $   91,963
Money market instruments                            1,387,701               --
Corporate bonds                                         7,000            268,162
                                                   ----------         ----------

                                                   $2,291,414         $  360,125
                                                   ==========         ==========

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of:

                                                               December 31,
                                                                  1999
                                                               -----------
      Furniture and office equipment                           $   746,658
      Computer equipment and software                            3,474,354
      Leasehold improvements                                       240,269
                                                               -----------

                                                                 4,461,281
      Accumulated depreciation and amortization                 (1,308,381)
                                                               -----------

      Equipment and leasehold improvements, net                $ 3,152,900
                                                               ===========


NOTE D - NOTES PAYABLE AND SUBORDINATED BORROWINGS

     Notes payable and borrowings under subordination agreements at December 31, 1999 consist of the following:

                                                                December 31,
                                                                   1999
                                                               -----------

      8% note payable to PUSA, principal and interest
          due January 20, 2000                                 $   500,000
      Senior secured Euro-notes, 12% due 2002                      429,000
                                                               -----------

                                                               $   929,000
                                                               ===========

      6% secured demand note collateral agreements,
          principal due July 1, 2002 and interest payable
          quarterly                                            $   600,000
                                                               -----------

                                                               $   600,000
                                                               ===========

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE D (continued)

     The 12% senior secured Euro-notes ("Notes") were issued in 1997 in units of $100,000 with a five-year warrant to purchase 6,881 shares of the Company's nonvoting common stock, $0.05 par value per share, at the exercise price or $4.36 per share. The notes are convertible into the Company's voting common stock at an exchange rate of $1.37 per share. The Notes are redeemable at the option of the Company, in whole or in part, together with accrued and unpaid interest except that no redemption may be made prior to December 31, 1999. The Notes contain certain covenants that limit the ability of the Company to pay dividends or make distributions, repurchase equity interests or sell or otherwise dispose of assets of the Company's subsidiaries.

     The Notes are collateralized by the outstanding shares of the Company's subsidiary, HRAC, which owns 100% of the outstanding common stock of Howe & Rusling, with 20% subject to Howe & Rusling, Inc. employee options. In addition to the Notes, a portion of its shares of capital stock of HRAC are pledged to PUSA. Each of the Noteholders and PUSA have a proportionate security interest in HRAC stock.

     As of December 31, 1999, approximately $1,876,000 of the outstanding senior secured Euro-notes were converted to voting common stock.

     On July 1, 1999, Westminster obtained 6%, 3-year subordinated loans in the amount of $600,000 from several of its principal officers and directors. The purpose of these loans was to provide Westminster with regulatory capital under SEC Rule 15c3-1 (Uniform Net Capital Rule). To the extent that such borrowings are required for Westminster's continued compliance with minimum net capital requirements, they may not be repaid.

     Borrowings subordinated to the claims of general creditors at December 31, 1999, obtained by the Company through its acquisition of Westminster are available in computing net capital under the Securities and Exchange Commission's ("SEC's") uniform capital rule. To the extent that such borrowings are required for Westminster's continued compliance with minimum net capital requirements, they may not be repaid.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE D (continued)

     The following schedule illustrates the maturity of the notes payable and subordinated borrowings for the next five years as of December 31, 1999:

                                                           Matured notes
                   Year ending December 31,                   payable
                                                           -------------

                       2000                                $   500,000
                       2001                                     --
                       2002                                  1,029,000
                       2003                                     --
                                                           -----------

                                                           $ 1,529,000
                                                           ===========


NOTE E- ACQUISITION OF BUSINESSES

     As discussed in Note A, subsequent to the Fi-Tek acquisition on June 8 1999, on July 1, 1999, the Company acquired 99.7% of the issued and outstanding common stock of Westminster for 4,500,000 shares of the Company's common stock valued at $.83 per share. The purchase price was allocated to the net assets acquired based on their estimated fair values. On July 1, 1999, Westminster's assets and liabilities were approximately $1,069,000 and $1,041,000, respectively. The excess of the purchase price over the fair value of the net assets acquired (goodwill) was $3,722,984, which is being amortized on a straight-line basis over 15 years.

     On December 15, 1999, the Company acquired Lead Capital, S.A. ("Lead"), a broker-dealer located in Greece, which commenced operations during 1999. The transaction was completed by the payment of cash in the amount of $118,260 and 72,000 shares of the Company's stock as of December 31, 1999. The purchase price was allocated to the net assets acquired based on their estimated fair values. On December 31, 1999, Lead's assets and liabilities were approximately $425,000 and $237,000, respectively. The purchase price approximated the fair value of net assets; therefore, no goodwill was recorded.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE E (continued)

     The acquisitions of Westminster and Lead described above were accounted for by the purchase method. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the respective closing dates.

     Following are the Company's pro forma results of operations, which are presented for the years ended December 31, 1999 and 1998. The pro forma adjustments are based upon historical results of the combining entities as follows: Global and its accounting predecessor, Holdings, for the years ended December 1999 and 1998; Fi-Tek for the six months ended June 30, 1999 and for the year ended December 31, 1998; Westminster for the year ended January 31, 1999 and for the six months ended June 30 1999 and Lead for the year ended December 31, 1999.

                                                            1999            1998
                                                        ------------    ------------
Net income (loss)                                       $  5,031,281    $ (3,309,842)

Pro forma adjustments:
    Net (loss) from Fi-Tek                                   (10,420)         (4,115)
    Net income from Westminster                              500,776         815,542
    Westminster goodwill amortization expense               (124,170)       (248,340)
    Net income from Lead                                      83,248            --
                                                        ------------    ------------

Pro forma net income (loss)                             $  5,480,715    $ (2,746,755)
                                                        ============    ============

Pro forma net earnings (loss) per common share:
    Basic                                                       $.22           $(.21)
    Diluted                                                      .19            --

Pro forma weighted average outstanding common shares:
       Basic                                              25,410,877      12,957,522
       Diluted                                            28,617,852            --

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1998, or of future results of operations.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE F - RELATED PARTY TRANSACTIONS

     The Company receives loans from PUSA, for which the Company pays interest. The loans are used to help pay operating expenses and fund capital requirements of one of its subsidiaries. Interest on loans from PUSA amounted to $26,263 and $37,037 for the years ended December 31, 1999 and 1998, respectively.

     In January 1999, the Company, in a joint venture with several individuals associated with the Company, formed Global Electronic Exchange Inc.
     ("GEE") and its broker-dealer subsidiary, Globeshare. GEE is a development-stage, internet-based international investment services company, including operations in securities trading, investment banking, asset management and real estate. The Company received 8,190,000 shares of GEE common stock in exchange for expenses paid and services rendered by the Company on its behalf in the amount of $558,770. This resulted in a 59% ownership in GEE by the Company as of December 31, 1999.

     In association with the private placement of GEE common stock, Laidlaw Global Securities received $440,190 in corporate finance fees.

     Westminster obtained a $600,000 subordinated loan from the Company in order to provide Westminster with regulatory capital under SEC Rule15c3-1 (Net Capital Rule). This loan may not be repaid and is not convertible into common shares of the Company.

     On December 15, 1999, an affiliate of PUSA and a 28% shareholder of the Company sold its wholly owned subsidiary for which Laidlaw Global Securities served as investment banker in connection with the transaction and earned commission income of $2,150,000 which is included in the Company's consolidated statements of operations.

NOTE G - NET CAPITAL REQUIREMENTS

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At December 31, 1999, Laidlaw Global Securities had net capital of $3,783,827, which was $3,625,308 in excess of its required net capital of $158,519. At December 31, 1999, Westminster had net capital of $1,306,555, which was $1,206,555 in excess of its required net capital of $100,000.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE H - STOCKHOLDERS' EQUITY

     In connection with the recapitalization on June 8, 1999, the cumulative, convertible preferred stock, Series C was converted into 2,500 shares of the Company's $.00001 par value common stock.

     Additionally, the authorized number of voting common shares increased to 50,000,000 shares and par value decreased from $0.05 to $0.00001. In addition, the Company eliminated the 6,100,000 shares of authorized $0.05 par value nonvoting common stock.

     In conjunction with the outstanding 12% Euro-notes, 94,454 common stock purchase warrants are outstanding at December 31, 1999, along with 398,696 Class A common stock purchase warrants and 398,696 Class B common stock purchase warrants.

     An additional 200,000 shares of the Company's common stock has been placed in escrow pending a transaction with an affiliate of the Company.

     As discussed in Note A, paragraph No. 17, all references in the financial statements with regard to the number of shares and earnings per share for all periods reflect the retroactive effect of the aforementioned stock splits and change in par value.


NOTE I - CONCENTRATIONS OF CREDIT RISK

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


NOTE J - COMMITMENTS AND CONTINGENCIES

     1.   Lease Commitments

          a. The Company leases office space under noncancelable leases generally varying from seven to twelve years, with certain renewal options.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE J (continued)

               At December 31, 1999, the Company's aggregate minimum rental payments based upon the original term (including escalation clauses), under all noncancelable leases which have an initial or remaining term of one year or more, were as follows:

                         Year ending December 31,
                             2000                               $ 1,143,000
                             2001                                 1,149,000
                             2002                                 1,149,000
                             2003                                 1,149,000
                             2004                                 1,178,000
                             Thereafter                           3,901,000
                                                                -----------

                                                                  9,669,000
                             Sublease payments                   (1,106,000)
                                                                -----------

                         Net lease commitments                  $ 8,563,000
                                                                ===========

               Rent expense was $1,083,621 and $1,178,950 for the years ended December 31, 1999 and 1998, respectively.

          b. The Company leases computers under long-term leases and has the option to purchase the computers for a nominal amount at the termination of the lease.

               Future minimum payments for capitalized leases were as follows at December 31, 1999:

                         Fiscal year ending December 31,
                             2000                               $351,966
                             2001                                349,041
                             2002                                243,804
                                                                 -------

                         Total minimum payments                  944,811
                         Less amount representing interest      (181,151)
                                                                 -------

                         Present value of net minimum
                             lease payments                     $763,660
                                                                 =======

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE J (continued)

     2.   Litigation

          The Company is subject to various legal actions arising out of the conduct of its business, including those relating to claims for damages alleging violations of Federal and state securities laws.

          In addition, Laidlaw Global Securities is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. Laidlaw Global Securities acted as a member of a selling group pursuant to which Laidlaw Global Securities agreed to Purchase 200,000 shares of Galacticomm at $5.40 per share and 200,000 warrants of Galacticomm at $0.09 per warrant. Additionally, Laidlaw Global Securities agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. Prior to the settlement of the IPO, Laidlaw Global Securities had satisfied all its commitments as part of its agreement with the lead underwriters. Prior to the settlement of the IPO the lead underwriters aborted the IPO based upon what they in their sole discretion believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the lead underwriters, the lead underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the underwriting group in a Florida state court seeking damages for breach of the underwriting agreement.

          In the opinion of management of the Company, amounts accrued for awards or assessments in connection with these matters are adequate and the ultimate resolution of these matters will not have a material effect on the Company's financial position and results of operations.

     3.   Redemption Agreement With Stockholder

          Under the terms of a redemption agreement between the Company and a former stockholder, the Company is obligated to pay up to $1,050,000. On May 15, 1999, this agreement was modified, allowing the Company to provide the payment by the issuance of a convertible note for $393,750. In August 1999, this note was converted to 22,702 shares of common stock.

     4.   Employment Agreements

          The Company maintains agreements with a key employee who also acts as Chairman of the Board and Chief Executive Officer (the "Executive"), subject to the following terms and conditions:

               The Company will pay to the Executive an annual salary of $185,000.

               The Company shall pay an annual bonus to the Executive as the compensation committee of the Board of Directors may determine based upon the performance and achievement of the Company. If the Company's net income for the year ending December 31, 2000 equals or exceeds that earned by the Company for the year ended December 31, 1999, then the Executive will be entitled to a bonus of no less than 50% of the bonus he will receive for the prior year.

               In addition to the Base Salary and Bonus, the Company shall pay to the Executive a commission of 40% of all gross commissions generated from his customer accounts with any subsidiary of the Company.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE J (continued)

     5.   Commission-sharing Arrangements

          In conjunction with the formation of GEE in January 1999, the Company entered into commission-sharing arrangements with a number of foreign-based broker-dealers from whom GEE receives a portion of commission revenue pursuant to the agreements with these affiliates. There were no significant funding commitments made by GEE or the Company at December 31, 1999.


NOTE K - TRANSACTIONS WITH CLEARING BROKER AND CUSTOMERS

     The Company conducts business with two separate clearing brokers, one of which executes and settles all non-U.S. equity trades for the Company, on a fully disclosed basis, on behalf of its customers and for its own proprietary accounts pursuant to a clearance agreement. The Company earns commissions as an introducing broker for the transactions of its customers.

     In the normal course of business, the Company's customer activities involve the execution of various customer securities transactions. These activities may expose the Company to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and the Company has to purchase or sell the financial instrument underlying the contract at a loss.

     The Company's customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing brokers extend credit to the Company's customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, the Company is required to contact the customer and to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. The Company is responsible for any losses on such margin loans, and has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the customer accounts introduced by the Company.

     In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at the December 31, 1999 market values of the related securities, and will incur a loss if the market values of the securities increase subsequent to December 31, 1999.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE L - INCOME TAXES

     As of December 31, 1999, the Company has significant operating loss carryforwards for Federal income tax purposes available to offset future taxable income. Such carryforward losses are scheduled to expire as follows:

               Year ending December 31,
                   2005                               $   970,000
                   2006 through 2018                   15,556,000
                                                      -----------

               Total operating loss carryforward      $16,526,000
                                                      ===========

     The Company is not certain that it will realize the benefit of the entire amount of net operating loss carryforwards. Accordingly, the deferred tax asset applicable to operations subsequent to December 31, 1999 has been recorded subject to a valuation allowance which the Company recorded against the net operating losses. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future tax benefits will be realized. The Company has continued to experience losses except for the current year and as a result the Company recorded an $800,000 benefit which it believes is more likely than not to be realized.

     The components of the net deferred tax asset as of December 31, 1999 and 1998 consist of the following:

                                                          December 31,
                                               --------------------------------
                                                   1999                 1998
                                               -----------          -----------

Federal                                        $ 2,542,000          $ 4,717,000
State and local                                  1,564,000            3,049,000
                                               -----------          -----------

                                                 4,106,000            7,766,000
Valuation allowance                             (3,306,000)          (7,766,000)
                                               -----------          -----------

Recorded net tax asset                         $   800,000          $      --
                                               ===========          ===========

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE M - TAX DEFERRED SAVINGS PLAN

     The Company maintains a deferred compensation plan which covers substantially all employees who are employed by the Company and its affiliates who have attained the age of 21. The Company has appointed individual trustees under the Plan and the assets are held with an outside agent. All investments are stated at fair value. Additionally, the employer reserves the right to terminate the Plan, in whole or in part, at any time. The Plan allows each participant to contribute 15% of the participant's annual compensation to the Plan. Employee contributions are vested immediately. Furthermore, discretionary employer matching contributions are made to the Plan. The Company has declared an employer matching contribution for the 1999 and 1998 Plan years in an amount equal to 25% of each participant's salary deferrals to the extent such participant's contribution does not exceed 4% of compensation. Vesting in the Company match occurs ratably over a period of four years.

     Expenses relating to the tax deferred savings plan were $20,048 and $71,341 for the years ended December 31, 1999 and 1998 respectively.


NOTE N - INDUSTRY SEGMENTS

     In 1999 and prior years, the Company operated in two principal segments of the financial services industry: Asset Management and Broker-Dealer activities. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

     Asset Management: Activities include raising and investing capital and providing financial advice to companies and individuals throughout the United States and abroad. Through this group the Company provides client advisory services and pursues direct investment in a variety of areas.

     Broker-Dealer: Activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE N (continued)

     Foreign Operations and Major Customers: Although the Company has begun to initiate its plans to expand its international operations in Europe and Asia, the Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two years in the period ended December 31, 1999 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $5,855,499 and $170,000, respectively, which approximates 20% of external revenue. Additionally, the Company had no significant individual customers (domestic or foreign) as of December 31, 1999, or for each of the two years in the period ended December 31, 1999.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE N (continued)

     The following table sets forth the net revenues of these industry segments of the Company's business.

                                                         Year ended December 31,
                                                       -------------------------
                                                           1999          1998
                                                       -----------   -----------

Revenue from external customers
    Asset management                                   $ 4,860,319   $ 4,721,527
    Broker-dealer                                       25,164,548    13,319,445
    Corporate and other                                    662,238       209,109
                                                       -----------   -----------

         Total external revenue                        $30,687,105   $18,250,081
                                                       ===========   ===========

Inter-segment revenue
    Asset management                                   $    62,221   $      --
    Broker-dealer                                          350,000       199,800
    Corporate and other                                       --            --
                                                       -----------   -----------

         Total inter-segment revenue                   $   412,221   $   199,800
                                                       ===========   ===========
Interest revenue
    Asset management
    Broker-dealer                                      $   637,890   $   290,364
    Corporate and other                                     75,775         8,608
                                                       -----------   -----------

         Total interest revenue                        $   713,665   $   298,972
                                                       ===========   ===========

Interest expense
    Asset management                                   $   123,187   $   158,933
    Broker-dealer                                           60,304        31,955
    Corporate and other                                    418,175       551,056
                                                       -----------   -----------

         Total interest expense                        $   601,666   $   741,944
                                                       ===========   ===========

Depreciation and amortization expense
    Asset management                                   $   107,159   $    86,328
    Broker-dealer                                           16,635
    Corporate and other                                    544,610       292,928
                                                       -----------   -----------

         Total depreciation and amortization expense   $   668,404   $   379,256
                                                       ===========   ===========

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE N (continued)

                                                     Year ended December 31,
                                                -------------------------------
                                                     1999               1998
                                                ------------       ------------
Net income (loss)
    Asset management                            $    508,845       $  1,024,376
    Broker-dealer                                  5,681,940            690,697
    Corporate and other                           (1,159,504)        (5,024,915)
                                                ------------       ------------

         Total net income (loss)                $  5,031,281       $ (3,309,842)
                                                ============       ============

Total assets
    Asset management                            $  3,888,054       $  5,434,924
    Broker-dealer                                 11,823,013          2,502,844
    Corporate and other                           15,106,848          1,651,104
                                                ------------       ------------

         Total assets                           $ 30,817,915       $  9,588,872
                                                ============       ============


NOTE O - STOCK OPTIONS

     During 1999, the Company established a stock option plan accounted for under APB Opinion No. 25 and related interpretations. The current plan incorporates all outstanding options previously granted under the prior Laidlaw Holdings and Westminster stock option plans. The plan allows the Company to grant options to employees of the Company, its subsidiaries and affiliates, for up to 4,350,000 shares of common stock at December 31, 1999. Options currently outstanding are exercisable either immediately or up to five years from the grant date and expire five years after the grant date. No compensation cost has been recognized for the plan for the years ended December 31, 1999 and 1998. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company's net income (loss) would have decreased (increased) from $5,031,281 and $(3,309,842) to the amounts of $2,166,108 and $(4,287,565), for the years ended December 31, 1999 and 1998, respectively.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998


NOTE O (continued)

     A summary of the option activity for years ended December 31, 1999 and 1998 is as follows:

                                                                              Year ended December 31,
                                                        ----------------------------------------------------------------
                                                                    1999                                  1998
                                                        ----------------------------         ---------------------------
                                                                           Weighted-                           Weighted-
                                                                            average                             average
                                                                           exercise                            exercise
                                                         Shares             price             Shares            price
                                                        ---------          ---------         ---------        ---------
Balance, beginning of year                              1,552,913          $1.58                  --              $ --

Granted                                                 1,485,500           0.83             1,689,888              0.83

Exercised                                                  10,500           0.83               136,975              0.83

Balance, end of year                                    3,048,913           1.21             1,552,913              1.58

     The status of outstanding stock options is summarized as of December 31, 1999 as follows:

                                                             Weighted-                                Weighted-
                                                              average                                  average
                                                             remaining                              exercise price
                                         Options            contractual          Options             of options
           Exercise price              outstanding           life (years)      exercisable           exercisable
           --------------              -----------          --------------    ------------          ------------
              $0.83                     1,888,913               3.84             1,130,413               $0.83
               2.16                       262,500               3.84               262,500                2.16
               2.33                       898,500               4.41               409,500                2.33
               8.00                        29,000               3.84                13,000                8.00

     The weighted-average fair value at date of grant for those options granted in fiscal 1999 was $1.21. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted-average assumptions:

              Grant                               Risk free               Expected stock                Expected life
              date                              interest rate            price volatility                of options
             -------                           --------------            -----------------              -------------
      January 15, 1998                             5.77%                      41.63%                        4
      July 15, 1998                                5.51                       52.90                         4
      September 3, 1998                            5.02                       58.30                         4
      January 1, 1999                              5.60                       56.51                         4
      May 28, 1999                                 5.60                       56.51                         4

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE P - EARNINGS PER COMMON SHARE

     Earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes the dilutive effects of options and convertible securities and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect all potentially dilutive securities, as well as the related effect on net income. Set forth below is the reconciliation of net income (loss) applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:

                                                        Year ended December 31,
                                                      -------------------------
                                                          1999          1998
                                                      -----------   -----------
Numerator
    Net  (loss) income                                $ 5,031,281   $(3,309,842)
                                                      -----------   -----------

    Net  (loss) income applicable to common shares
       for basic earnings per share                     5,031,281    (3,309,842)

    Effect of dilutive securities
       Interest expense on Euro-notes                      51,480
       Amortization of Euro-notes costs                    23,605
                                                      -----------   -----------

       Net (loss) income applicable to common shares
          for diluted earnings per share              $ 5,106,366   $(3,309,842)
                                                      ===========   ===========

Denominator
    Weighted-average common shares for basic
       earnings per share                              19,338,877     6,957,522
    Weighted-average effect of dilutive securities
       Employee stock options                           3,815,129          --
       Warrants from Euronotes                            891,846          --
                                                      -----------   -----------

    Weighted-average common and common equivalent
       shares for diluted earnings per share           24,045,852     6,957,522
                                                      ===========   ===========

Earnings per common share
    Basic                                             $      0.26   $     (0.48)
                                                      ===========   ===========

    Diluted                                           $      0.21   $     (0.48)
                                                      ===========   ===========

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 1999 and 1998



NOTE P (continued)

     Included in diluted weighted shares outstanding are 94,454 Common Stock Purchase Warrants of the Company exchanged or to be exchanged for warrants issued by Laidlaw Holdings together with its 12% Senior Secured Euro Notes. Also included are 398,696 Class A Common Stock Purchase Warrants and 398,696 Class B Common Stock Purchase Warrants.

     Because the Company reported a net loss during the year ended 1998, the calculation of diluted earnings per share does not include convertible securities, options and warrants, as they are antidilutive and would result in a reduction of the net loss per share. If the Company had reported net income, there would have been additional shares as of December 31, 1998 included in the calculation of diluted earnings per share.


NOTE Q - SUBSEQUENT EVENTS

     On March 29, 2000, the Company completed an amended and restated agreement, which had been originally entered into on May 20, 1999, with PUSA, Laidlaw Pacific Financial Services Ltd. (a wholly-owned subsidiary of PUSA) and its wholly-owned subsidiary Laidlaw Pacific (Asia) Ltd. ("Laidlaw Pacific"), a Hong Kong based investment advisor to acquire Laidlaw Pacific. The Company issued 200,000 shares of its common stock and paid $HK 4 million in exchange for payment of a dividend to Laidlaw Pacific Financial Services Ltd. equal to $HK 3 million and an option for the Company to receive a dividend equal to $HK 4 million, should it elect to withdraw such funds from Laidlaw Pacific. PUSA represented to the Company that, at the time of closing, Laidlaw Pacific would have cash in the amount of $HK 11 million, all licenses to engage in the investment banking business in Hong Kong, and no liabilities.