Form 10QSB
period 2000-03-31
LAIDLAW GLOBAL CORP
filed 2000-05-15
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   ----------

                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2000

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                                   ----------

                         Commission file number 0-27681

                           LAIDLAW GLOBAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


           Delaware                                             13-4093923
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

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,960,430 shares of common stock as of May 1, 2000.

     Transitional Small Business Disclosure Format (check one)

Yes [_] No [X]

                                      INDEX

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               a)   Consolidated Balance Sheet as of March 31, 2000 ... 3

               b)   Consolidated Statements of Operations for the
                    three months ended March 31, 2000 and 1999 ........ 4

               c)   Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2000 and 1999 ........ 5

               d)   Notes to Consolidated Financial Statements ........ 6 to 16

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF
               OPERATIONS ............................................. 17 to 22


PART II OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS ...................................... 23

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ....................... 23

               a)   EXHIBITS .......................................... 23

               b)   REPORTS ON FORM 8-K ............................... 23

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                                                           As of March 31
                                                                                2000
                                                                            ------------
ASSETS                                                                      (Unaudited)
Cash and Cash Equivalents                                                   $  7,044,849
Due from Clearing Broker & Other Receivables                                   8,351,445
Marketable Securities owned                                                    2,449,165
Goodwill in H&R Acquisition Corp and Westminster Securities Corp., net         7,264,880
Property, Equipment and Leasehold Improvements (net of accumulated             4,342,141
depreciation and amortization)
Other Assets                                                                   4,231,717
                                                                            ------------

TOTAL ASSETS                                                                $ 33,684,197
                                                                            ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Notes Payable                                                               $    929,000
Marketable Securities Sold but not yet Purchased                               1,824,177
Accounts Payable, Accrued Expenses & Other Liabilities                         5,845,673
                                                                            ------------

TOTAL LIABILITIES                                                              8,598,850
                                                                            ------------

COMMITMENTS AND CONTINGENCIES

Subordinated borrowings                                                          600,000

Minority Interest                                                              5,760,858

STOCKHOLDERS' EQUITY
Common Stock; $.00001 par value; 50,000,000 shares authorized of the company at March 31, 2000 and December 31, 1999; 26,957,429 and 26,617,929 shares issued and outstanding by the Company
on March 31, 2000 and December 31, 1999, respectively                                270
Additional Paid - In - Capital                                                34,746,301
Accumulated Deficit                                                          (16,022,082)
                                                                            ------------

TOTAL STOCKHOLDERS' EQUITY                                                    18,724,489
                                                                            ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 33,684,197
                                                                            ============


The accompanying notes are an integral part of these consolidated statements.

              Laidlaw Global Corporation and Subsidiaries

                 CONSOLIDATED STATEMENTS OF OPERATIONS

                                                            For the three months
                                                               Ended March 31
                                                            2000            1999
                                                        ------------    ------------
                                                         (Unaudited)     (Unaudited)
REVENUES
Commissions                                             $  8,716,249    $  2,135,326
Asset Management Fees                                      1,385,727       1,481,841
Investment Income, Trading Profit & Corporate
  Finance Fees                                               394,069       1,335,282
Other Revenue                                                370,951         225,972
                                                        ------------    ------------

     Total revenues                                       10,866,996       5,178,421
                                                        ------------    ------------

EXPENSES
Salaries and Other employee costs                          2,462,464       1,610,265
Commissions                                                3,438,299       1,171,582
Clearing and Occupancy                                     1,286,732         706,701
Other Expenses                                             2,301,596         936,305
                                                        ------------    ------------

     Total expenses                                        9,489,091       4,424,853
                                                        ------------    ------------

Income before minority interest                            1,377,905         753,568

Minority Interest                                           (180,649)         40,382
                                                        ------------    ------------

Income before taxes:                                       1,558,554         713,186

  Income Taxes                                                    --              --
                                                        ------------    ------------

NET INCOME                                                 1,558,554         713,186

  Accumulated deficit, beginning of period               (17,580,636)    (22,611,916)
                                                        ------------    ------------

  Accumulated deficit, end of period                    $(16,022,082)   $(21,898,730)
                                                        ============    ============

NET INCOME  PER SHARE

   Basic                                                $        .06    $        .06
                                                        ============    ============
   Diluted                                              $        .05    $        .05
                                                        ============    ============
WEIGHTED AVERAGE NUMBER OF
SHARES OUTSTANDING

   Basic                                                  26,690,512      11,743,567
                                                        ============    ============
   Diluted                                                30,486,813      14,939,271
                                                        ============    ============


The accompanying notes are an integral part of these consolidated statements.

                  Laidlaw Global Corporation and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                      Period ended March 31,
                                                                      2000            1999
                                                                 ----------------------------
                                                                  (Unaudited)     (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                       $  1,558,554    $    713,186
Adjustments to reconcile net income to net
Cash used by operating activities:
Amortization                                                           97,150          40,092
Depreciation                                                          287,810          78,109
Minority interest in earnings                                        (181,408)        (73,619)

(Increase) decrease in:
  Due from clearing brokers and other receivables                  (3,812,125)       (988,052)
  Marketable securities                                              (157,751)        706,625
  Other assets                                                       (542,396)         45,107
  Accounts payable                                                    231,835      (1,240,080)
                                                                 ------------    ------------

Net cash used in operating activities                              (2,518,331)       (718,632)


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Property, Equipment and Leasehold Improvements       (1,218,844)       (189,953)
                                                                 ------------    ------------

Net cash used in investing activities                              (1,218,844)       (189,953)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of notes                                        --           385,000
  Repayment of notes payable                                             --          (475,000)
  Issuance of common stock                                            650,782            --
                                                                 ------------    ------------

Net cash provided by financing activities                             650,782         (90,000)
                                                                 ------------    ------------

NET (DECREASE) IN CASH                                             (3,086,393)       (998,585)

CASH - BEGINNING OF PERIOD                                         10,131,242       1,939,429
                                                                 ------------    ------------

CASH - END OF PERIOD                                             $  7,044,849    $    940,844
                                                                 ============    ============

Supplemental disclosure for cash flow information:

  Cash paid during the period for interest                       $    104,405    $    171,817

Supplemental schedule of non cash investing and financing activities:

    During the periods ended March 31, 2000 and 1999 the following transactions occurred:

        Issuance of common stock upon purchase of
          Laidlaw Pacific ("Asia") Ltd.                               348,313

        Management fee receivable applied to loan from H&R                            455,150

The Company acquired substantially all of the common stock of Laidlaw Pacific ("Asia") Ltd. for common stock of the Company. The net assets purchased consisted of the following:

    Receivable from Laidlaw Pacific Financial Services
      ("Holdings") Ltd.                                          $    326,444

    Other assets                                                       21,869
                                                                 ------------

      Net assets purchased                                            348,313

      Less common stock issued                                       (882,844)
                                                                 ------------
      Net cash received from acquisitions                        $   (534,531)
                                                                 ============



The accompanying notes are an integral part of these consolidated statements.

              Laidlaw Global Corporation and Subsidiaries

              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

              As of March 31, 2000 and December 31, 1999
        And for the three Months Ended March 31, 2000 and 1999


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

     Laidlaw Global Corporation (the "Company") (formerly Laidlaw Holdings, Inc.) ("Laidlaw Holdings") is a holding company whose wholly- or majority-owned operating subsidiaries include Laidlaw Global Securities, Inc. ("Laidlaw Global Securities"), Westminster Securities Corporation, ("Westminster"), H&R Acquisition Corporation ("HRAC"), an 81%-owned subsidiary which maintains a 100% interest in Howe & Rusling, Inc., a registered investment advisory firm, Global Electronic Exchange Inc., ("GEE"), a 59%-owned development-stage, internet-based investment services company established on June 14, 1999, Lead Capital, S.A. ("Lead"), a 99% owned broker-dealer located in Greece, and Laidlaw Pacific ("Asia") Ltd
     (LPA), an investment advisory firm incorporated under the laws of Hong Kong. The Company's business activities include securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

     The Company was a majority-owned subsidiary of Pacific USA Holdings Corporation ("PUSA"), a wholly-owned subsidiary of Pacific Electric Wire & Cable Co., Ltd., a Taiwanese industrial

                   Laidlaw Global Corporation and Subsidiaries

                   As of March 31, 2000 and December 31, 1999
             And for the three Months Ended March 31, 2000 and 1999


NOTE A (continued)

     company. In addition to PUSA, Europe Continents Holdings ("EC") was the other major stockholder of the Company. Together, PUSA and EC owned 99.53% of the Company as of December 31, 1998.

     As a result of the convertible subordinated notes during June 1999, the conversion of approximately $1,900,000 of Senior Secured Euro-notes during July and August 1999 and the acquistion of Westminster, Lead and LPA, the majority ownership of the Company by PUSA and EC decreased to approximately 39% as of March 31, 2000 and December 31, 1999.

     These financial statements that have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in

                   Laidlaw Global Corporation and Subsidiaries

                   As of March 31, 2000 and December 31, 1999
             And for the three Months Ended March 31, 2000 and 1999


NOTE A (continued)

     conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-KSB filed with the SEC on April 17, 2000. Results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.


NOTE B - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

     Securities owned and securities sold, but not yet purchased consist of trading and investment securities at market values, as follows:

                                     March 31, 2000
                                                      Sold But
                                                       Not Yet
                                      Owned          Purchased
                                   ----------       ----------
                                           (Unaudited)
Equity Securities                  $1,327,003       $1,824,177
Money Market  Investments           1,122,162             --
Corporate Bonds                          --               --
                                   ----------       ----------
                                    2,449,165        1,824,177
                                   ==========       ==========


NOTE C - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of:

                                                    March
                                                  31, 2000
                                                 ----------
                                                (Unaudited)
     Furniture and equipment                     $5,310,211
     Leasehold improvements                         275,186
                                                 ----------
                                                  5,585,397

     Accumulated depreciation and amortization    1,243,256
                                                 ----------
     Property and equipment, net                 $4,342,141
                                                 ==========

                   Laidlaw Global Corporation and Subsidiaries

                   As of March 31, 2000 and December 31, 1999
             And for the three Months Ended March 31, 2000 and 1999


NOTE D - ACQUISITION OF LAIDLAW PACIFIC ("ASIA") LTD.

     On March 29, 2000, the Company acquired Laidlaw Pacific ("Asia") Ltd.
     (LPA), an investment advisory company incorporated under the laws of Hong Kong. The amount paid was 200,000 shares of common stock of the Company and HK$4M. The purchase price was allocated to the net assets acquired based on their estimated fair values. On March 31, 2000, LPA's assets were approximately HK$6,874,000 (US$882,844). The purchase price approximated the fair value of net assets; therefore, no goodwill was recorded.

     The acquisitions of LPA described above were accounted for by the purchase method. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the respective closing dates.

     Following are the Company's pro forma results of operations, which are presented for the three months ended March 31, 2000 and 1999. The pro forma adjustments are based upon historical results of the combining entities as follows: Global and its accounting predecessor, Holdings, for the three months ended March 31, 2000 and 1999 and LPA for the three months ended March 31, 2000 and 1999.

                                                       2000            1999
                                                   ------------    ------------
                                                             (Unaudited)
     Net income (loss)                             $  1,558,554    $    713,186

     Pro forma adjustments:
         Net income from LPA                            (19,091)         20,226
                                                   ------------    ------------

     Pro forma net income (loss)                   $  1,539,463    $    733,412

     Pro forma net earnings (loss) per
        common share:
         Basic                                     $        .06    $        .06
         Diluted                                   $        .05    $        .05

     Pro forma weighted average outstanding
        common shares:
            Basic                                    26,890,512      11,943,567
            Diluted                                  30,686,813      15,139,271

     These unaudited pro forma results have been prepared for comparative purposes only and do not purport to be indicative of the results of operations which would have actually resulted had the combinations been in effect on January 1, 1999, or of future results of operations.


NOTE E - STOCKHOLDERS' EQUITY.

     As discussed in Note D, the Company issued 200,000 shares of common stock in connection with the acquisition of Laidlaw Pacific ("Asia") Ltd. on March 29, 2000 for $882,844.

                   Laidlaw Global Corporation and Subsidiaries

                   As of March 31, 2000 and December 31, 1999
             And for the three Months Ended March 31, 2000 and 1999


NOTE F - NET CAPITAL REQUIREMENTS

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At March 31, 2000, Laidlaw Global Securities had net capital of $4,265,602, which was $4,104,364 in excess of its required net capital of $161,238 and Westminster Securities Corporation had net capital of $1,229,987, which was $1,129,987 in excess of its required net capital of $100,000.

     The Company's subsidiary Global Electronic Exchange, Inc. has a 100% owned broker-dealer subsidiary Globeshare, Inc. which was accepted as a member of the NASD on February 8, 2000. During the first year of its operation, Globeshare must accordingly meet the minimum net capital requirement and maintain an 8 to 1 ratio of aggregate indebtedness to net capital. As of March 31, 2000, Globeshare had net capital of $1,112,528, which was $1,107,528 in excess of its required net capital of $5,000.


NOTE G - COMMITMENTS AND CONTINGENCIES

1.   Litigation

     The Company is subject to various legal actions arising out of the conduct of its business, including those relating to claims for damages alleging violations of Federal and state securities laws.

     In addition, Laidlaw Global Securities is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. Laidlaw Global Securities acted as a member of a selling group, pursuant to which Laidlaw Global Securities agreed to purchase 200,000 shares of Galacticomm at $5.40 per share and 200,000 warrants of Galacticomm at $0.09 per warrant. Additionally, Laidlaw Global Securities agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. Prior to the settlement of the IPO, Laidlaw Global Securities had satisfied all their commitments as part of their agreement with the Lead Underwriters. Prior to the settlement of the IPO, the Lead Underwriters aborted the IPO based upon what they in their sole discretion believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the Lead Underwriters, the Lead Underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the underwriting group in the State Court of Florida seeking damages for breach of the underwriting agreement.

                   Laidlaw Global Corporation and Subsidiaries

                   As of March 31, 2000 and December 31, 1999
             And for the three Months Ended March 31, 2000 and 1999


NOTE G (continued)

     In the opinion of management of the Company, amounts accrued for awards or assessments in connection with these matters are adequate and the ultimate resolution of these matters will not have a material effect on the Company's financial position and results of operations.

2.   Redemption Agreement With Stockholder

     Under the terms of a redemption agreement between the Company and a former stockholder, the Company is obligated to pay up to $1,050,000. On May 15, 1999, this agreement was modified, allowing the Company to provide the payment by the issuance of a convertible note for $393,750. In August 1999, this note was converted to 22,702 shares of common stock.

3.   Employment Agreements

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

4.   Commission-sharing Arrangements

     In conjunction with the formation of GEE in January 1999, the Company entered into commission-sharing arrangements with a number of foreign-based broker-dealers from whom GEE receives a portion of commission revenue pursuant to the agreements with these affiliates. There were no significant funding commitments made by GEE or the Company at March 31, 2000 and December 31, 1999.

                   Laidlaw Global Corporation and Subsidiaries

                   As of March 31, 2000 and December 31, 1999
             And for the three Months Ended March 31, 2000 and 1999


NOTE H - INDUSTRY SEGMENTS

     The Company operates in two principal segments of the financial services industry: Asset Management and Broker-Dealer activities. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

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

     Foreign Operations and Major Customers: Although the Company has begun to initiate its plans to expand its international operations in Europe and Asia, the Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two periods ended March 31, 2000 and March 31, 1999 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $2,265,832 and $126,766, respectively, which approximate 21% and 2%, respectively, of external revenue. Additionally, the Company had no significant individual customers (domestic or foreign) as of March 31, 2000, or for each of the two periods ended March 31, 2000 and March 31, 1999.

                   Laidlaw Global Corporation and Subsidiaries

                   As of March 31, 2000 and December 31, 1999
             And for the three Months Ended March 31, 2000 and 1999


NOTE H (continued)

     The following table sets forth the net revenues of these industry segments of the Company's business.

                                               Three months ended March 31
                                              ----------------------------
                                                  2000            1999
                                              ------------    ------------
                                                        (Unaudited)
     Revenue from external customers
         Asset management                     $  1,142,132    $  1,292,320
         Broker-dealer                           9,486,456       3,886,181
         Corporate and other                       238,408             (80)
                                              ------------    ------------

              Total external revenue          $ 10,866,996    $  5,178,421
                                              ============    ============

     Inter-segment revenue
         Asset management                     $       --
         Broker-dealer                        $     50,001         233,850
         Corporate and other                          --              --
                                              ------------    ------------

              Total inter-segment revenue     $     50,001    $    233,850
                                              ============    ============

     Net income (loss)
         Asset management                     $    228,937    $    172,156
         Broker-dealer                           2,210,136         805,600
         Corporate and other                      (880,519)       (264,570)
                                              ------------    ------------

              Total net income (loss)         $  1,558,554    $    713,186
                                              ============    ============

     Total assets
         Asset management                     $  3,463,336    $  3,401,030
         Broker-dealer                          17,301,201       3,138,426
         Corporate and other                    12,919,660       2,358,906
                                              ------------    ------------

              Total assets                    $ 33,684,197    $  8,898,362
                                              ============    ============

                   Laidlaw Global Corporation and Subsidiaries

                   As of March 31, 2000 and December 31, 1999
             And for the three Months Ended March 31, 2000 and 1999


NOTE I - STOCK OPTIONS

     During 1999, the Company established a stock option plan accounted for under APB Opinion No. 25 and related interpretations. The current plan incorporates all outstanding options previously granted under the prior Laidlaw Holdings and Westminster stock option plans. Options currently outstanding are exercisable either immediately or up to five years from the grant date and expire five years after the grant date. No compensation cost has been recognized for the plan for the three months ended March 31, 2000 and 1999. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company's net income would have decreased from $1,558,554 and $713,186 to ($817,046) and $84,592, for the three months ended March 31, 2000 and 1999, respectively. During the period from January 1 to March 31, 2000, the Company granted options to purchase 22,500 shares to employees with a range of exercise prices between $.83 and $7.00 per share.

                   Laidlaw Global Corporation and Subsidiaries

                   As of March 31, 2000 and December 31, 1999
             And for the three Months Ended March 31, 2000 and 1999


NOTE J - EARNINGS PER COMMON SHARE

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

                                                     Three Months ended March 31,
                                                     ----------------------------
                                                           2000          1999
                                                       -----------   -----------
Numerator
  Net (loss) income                                    $ 1,558,554   $   713,186
                                                       -----------   -----------
    Net (loss) income applicable to common shares
       for basic earnings per share                      1,558,554       713,186

    Effect of dilutive securities
       Interest expense on Euro-notes                       12,870          --
                                                       -----------   -----------

       Net (loss) income applicable to common shares
          for diluted earnings per share               $ 1,571,424   $   713,186
                                                       ===========   ===========

Denominator
    Weighted-average common shares for basic
       earnings per share                               26,690,512    11,743,567
    Weighted-average effect of dilutive securities
       Employee stock options                            2,904,455     3,101,250
       Warrants                                            891,846        94,454
                                                       -----------   -----------

    Weighted-average common and common equivalent
       shares for diluted earnings per share            30,486,813    14,939,271
                                                       ===========   ===========
Earnings per common share
    Basic                                              $      0.06   $       .06
                                                       ===========   ===========

    Diluted                                            $      0.05   $       .05
                                                       ===========   ===========

                   Laidlaw Global Corporation and Subsidiaries

                   As of March 31, 2000 and December 31, 1999
             And for the three Months Ended March 31, 2000 and 1999


NOTE J (continued)

     Included in diluted weighted shares outstanding are 94,454 Common Stock Purchase Warrants of the Company exchanged or to be exchanged for warrants issued by Laidlaw Holdings together with its 12% Senior Secured Euro-notes. Also included in March 31, 2000 are 398,696 Class A Common Stock Purchase Warrants and 398,696 Class B Common Stock Purchase Warrants.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Laidlaw Global Corporation is a global financial services firm that operates in three business segments: investment banking, sales and trading and asset management. It has two subsidiaries that operate in all three segments:
Laidlaw Holdings, Inc., a holding company which owns 100% of Laidlaw Global Securities, Inc., and 81% of Howe & Rusling, Inc., and Westminster Securities Corporation, a NYSE member firm which was acquired by Laidlaw on July 1, 1999. Laidlaw has a third subsidiary Global Electronic Exchange Inc. which is a development stage company that is in the process of creating a global on-line trading network through its broker-dealer subsidiary Globeshare, Inc. Globeshare commenced its U.S. operation in October 1999 and is operated as a division of Laidlaw Global Securities. Globeshare, a wholly owned subsidiary of Global Electronic Exchange received approval for NASD membership as a broker-dealer on February 8, 2000. Operations of the on-line broker will transfer from Globeshare as a division of Laidlaw Global Securities to Globeshare as a broker-dealer on or prior to May 31, 2000.

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

     Laidlaw's securities business, particularly its involvement in primary and secondary markets in domestic and overseas markets, is subject to substantial positive and negative fluctuations caused by a variety of factors that cannot be predicted with great certainty. These factors include variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars into bonds and equity, and the size, number and timing of transactions or client assignments.

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

     Global market and economic conditions were generally favorable during much of the first quarter of 2000. However, financial markets within many regions exhibited a higher degree of volatility enhanced by a succession of rate increases in the U.S.

     Nevertheless in the U.S., market conditions benefited from robust corporate earnings and the strong performance of the domestic economy, which continued to exhibit positive fundamentals and a high rate of growth. During much of the first quarter of 2000, the U.S. economy was characterized by several favorable trends, such as historically low levels of unemployment, high levels of consumer confidence and spending, and a high demand for imports. There were indications that U.S. economic growth was proceeding at a brisk pace and at a higher rate than anticipated. Such indications, coupled with the tight domestic labor market, increasing wage pressures and the renewed vigor in international markets, led to fears of accelerating inflation. That fear was reinforced by a boost in energy prices brought about by the OPEC cartel policies.

     In an effort to slow the U.S. economy and to mitigate inflationary pressures, during the first quarter of 2000, the Federal Reserve Board (the "Fed") raised the overnight lending rate by 0.25%. There still remained much uncertainty as to whether additional interest rate actions might be taken in the event that the Fed's perceptions of inflationary pressures continue to persist in the future.

     Laidlaw's subsidiaries have seen reduced investment banking prospects and activities in the first quarter of 2000 due to the traditionally slower month of January and the uncertainties brought by the market increased volatility after a peak in technology stock market values that seems to have occurred on or about March 16, 2000.

     The market dichotomy between the "old economy" and the "new economy" showed signs of abating when toward the end of the quarter the "new economy stocks" corrected and the so-called "old economy" stocks saw a reversal of fortune.

     Laidlaw, through its investment banking and advisory services, was able to have its clients participate in a secondary offering in the Greek Stock Market that brought a fee in excess of $1 million thus contributing in a large part to the good performance of the first quarter of 2000. The comparison of the first quarter of 2000 with the first quarter of 1999 shows a good progression of the firm's business activities since market conditions were more difficult this quarter than during the comparable quarter last year.

     It continues to be Laidlaw's current objective to have the Global Electronic Exchange project functional and operating prior to year-end with respect to accessing, through local securities firms, the foreign markets already signed on. Plural (formerly known as Micro-Modeling Associates) a software solution provider has continued to be associated closely in providing Laidlaw with software solutions and technological assistance for the Global Electronic Exchange venture. In order to assure that the Global Electronic Exchange project in its current building phase does not drain the resources of Laidlaw, Global Electronic Exchange has accessed financing through private sources of equity financing. In doing so, the dilution effect to Laidlaw's stake in Global Electronic Exchange was kept to a minimum.

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

Results of Operations For the Quarters  Ended March 31, 2000  and 1999

     Laidlaw's total revenues for the three months ended March 31, 2000 were $10.9 million compared to $5.2 million for the three months ended March 1999. The increase in revenue resulted from the commissions generated from the emerging and foreign markets in which the Laidlaw Global Securities subsidiary had started to establish its niche in 1999. The Westminster subsidiary, which was acquired in the summer of 1999, started a service that will allow direct access to the floor of the NYSE for large institutional and private customers, a service for which there is limited competition and a large demand from first rate investment outfits. The Westminster subsidiary contributed approximately $2.6 million in revenues in the first quarter of 2000.

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

     The Laidlaw Pacific acquisition does not have any material impact at the level of the consolidation of the results of that operation since the acquisition only involved the acquiring of the licenses for corporate finance and money management, cash and two employees. The benefits of that acquisition are in the process of materializing through increased contacts and the access to new transactions. Any business developed in that region of the world does not give rise to foreign currency risks since any contract entered into is generally denominated in U.S. dollars and relate to functions and services provided in the U.S. for the entities introduced to Laidlaw.

     Following the purchase of Laidlaw Pacific, the Company underwent a reorganization of its investment banking team. It is expected that Laidlaw Pacific will start contributing to operations on revenues prior to year-end in light of the long gestation process required for corporate finance activities in that market.

     During the first quarter of 2000, Laidlaw continued to operate in two principal segments of the financial services industry, namely asset management and broker-dealer activities. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

     Asset management activities include raising and investing capital and providing financial advice to companies and individuals throughout the United States and overseas. Through this group, Laidlaw provides client advisory services and pursues direct investment in a variety of areas.

     Broker-dealer activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts.

     The commission revenues which represent 80% of total revenues are geographically categorized as follows:

     Revenues of $4.0 million were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets and revenues of $4.7 million were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. 75% of such revenues were generated from the accounts of institutional customers and 25% were generated from the accounts of high net-worth investors. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals.

     Asset Management fees from Howe & Rusling and partly from Laidlaw Global Securities amounted to $1,385,727 which is 13% of the firm's revenue. Corporate finance fees of Laidlaw Global Securities and Westminster amounted to $394,069 comprising 4% of the firm's revenues for the first quarter of 2000.

     Salaries and other employee expenses for the three months ended March 31, 2000 increased to $2.5 million from $1.6 million for the three months ended March 31, 1999. The increase in this expense primarily relates to the addition of the Westminster compensation costs and the hiring of personnel for the Global Electronic Exchange subsidiary and additional key professional staff.

     Commissions expense for the three months ended March 31, 2000 increased to $3.4 million from $1.2 million for the three months ended March 31, 1999. The increase is attributable to the increase in commission revenue.

     Clearing and occupancy expenses for the three months ended March 31, 2000 increased to $1.3 million from $.7 million for the three months ended March 31, 1999. Clearing expenses, which primarily consists of amounts paid to Laidlaw's clearing agent for processing and clearing customers' trades, reflect the increased volume and growth of Laidlaw's brokerage operations. Occupancy expenses, which include cost of leasing office space and space with our internet service provider and of depreciating equipment and amortizing software development costs, increased primarily due to the technology infrastructure developed for Global Electronic Exchange. Management expects the costs related to technology development will continue to grow as Laidlaw continues to invest in Global Electronic Exchange and enhances the other subsidiaries' infrastructure to enable Laidlaw as a whole to compete better in the industry.

     Other expenses for the three months ended March 31, 2000 increased to $2.3 million from $.9 million for the three months ended March 31, 1999. Other expenses consists, among other things, of legal, accounting and other professional fees, travel and promotional costs, quotes and information system costs, office supplies, dues and registration fees with the NASD and the various states, amortization of goodwill, telephone costs, and interest. With the advent of the reverse merger and the acquisitions, professional fees and goodwill amortization increased. The addition of the Westminster and Global Electronic Exchange subsidiaries to the group necessarily increased operational costs of communications, supplies and membership dues. The increase in travel and promotional costs are relative to the efforts of management in developing strategic alliances with foreign partners and in promoting brand name recognition for Laidlaw and Globeshare, the on-line broker-dealer subsidiary of Global Electronic Exchange.

Liquidity and Capital Reserves

     The credit worthiness of Laidlaw has improved substantially as a result of the conversion of $8 million of its 8% Convertible Notes into equity. An offer to exchange the 12% Senior Secured Euro Note into shares of common stock of Laidlaw in the summer of 1999 yielded a strong response from the note holders who have agreed to exchange $1.9 million in principal indebtedness of the total $2.305 million for Laidlaw common stock. The change in debt structure has begun to have a material impact on Laidlaw's cash flow due to material interest expense savings and the availability of funds for operations instead of debt repayments.

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

The Balance Sheet

     The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share. The purpose of illustrating these ratios is to indicate the improved liquidity and financial position of Laidlaw for the three months ended March 31, 2000. The substantial increase in total assets as of March 31, 2000 compared to those as of March 31, 1999 resulted from Laidlaw's increased profitability, the corporate acquisitions and the establishment of Global Electronic Exchange, Inc. The improvement in the leverage ratio and book value per share resulted from the increase in equity capital due to the augmented consolidated net income generated by Laidlaw for the first quarter of 2000 and the conversion of the 8% Convertible Notes, and the 12% Senior Secured Euro Notes in Laidlaw Common Stock during the third quarter of 1999.

                                              As of                  As of
                                           March, 2000             March, 1999
                                               (in $ except for ratios)

     Adjusted Assets (1)                    33,684,197            8,898,362
     Leverage Ratio (2)                         1.80                (5.72)
     Adjusted Leverage Ratio (3)                1.80                (5.72)
     Book value per share (4)                   0.69                 (.20)

(1)  Adjusted assets represent total assets.

(2)  Leverage ratio equals total assets divided by equity capital.

(3)  Adjusted leverage ratio equals adjusted assets divided by equity capital.

(4)  Book value per share as of March was based on common shares outstanding.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Galacticomm Technologies, Inc. v. Laidlaw Global Securities, Inc.

     The Registrant's wholly owned subsidiary Laidlaw Global Securities, Inc. is currently a defendant in a legal matter involving the underwriting and initial public offering ("IPO") of Galacticomm Technologies, Inc. securities. The lead underwriters for the Galacticomm IPO were First Equity Corporation of Florida and Security Capital Trading, Inc. ("Lead Underwriters"). The Lead Underwriters entered into a sub-underwriting agreement with various sub-underwriters, including Laidlaw Global Securities. Pursuant to said Agreement, Laidlaw Global Securities agreed to purchase 200,000 shares of Galacticomm at $5.40 per share ($1,080,000), and 200,000 warrants of Galacticomm at $.09 per warrant ($18,000). Additionally, Laidlaw Global Securities agreed to guarantee the purchase of up to an additional 20,000 shares and warrants if deemed necessary.

     On the eve of the IPO, the Lead Underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the terms of the underwriting agreement between Galacticomm and the Lead Underwriters, the Lead Underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions ("Market Out" theory). Galacticomm commenced suit against the entire underwriting group in the State Court of Florida seeking damages for breach of the underwriting agreement. The Sub-Underwriters jointly engaged Florida counsel to defend them in this proceeding. All of the underwriters are vigorously defending this matter under the theory that the Lead Underwriters were justified in aborting the IPO based upon a dramatic downturn in the world financial community which jeopardized all of the underwriters' abilities to sell Galacticomm's shares to its investors at the time of the IPO. Registrant believes that it has a meritorious defense to the claims against it.

     The sub-underwriters, including Laidlaw Global Securities, have filed cross-claims against the Lead Underwriters seeking indemnification in the event all of the underwriters are found to be liable. Additionally, counsel for Laidlaw Global Securities has had conversations with Galacticomm's counsel about the possibility of settling out of the litigation. These negotiations are on-going. In the event a settlement cannot be reached, and in the further event of an adverse decision after trial, based upon the Underwriting Agreement, Laidlaw Global Securities' liability cannot exceed its underwriting commitment.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 27 - Financial Data Schedule

     b)   Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the three month period ended March 31, 2000

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        LAIDLAW GLOBAL CORPORATION

May 15, 2000                            By:  /s/  Roger Bendelac
                                             -----------------------
                                             Roger Bendelac,
                                             President