Form 10QSB
period 2000-06-30
LAIDLAW GLOBAL CORP
filed 2000-08-14
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2000

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

                                 100 Park Avenue
                               New York, NY 10017
                    (Address of principal executive offices)

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

Yes [X] No [ ]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,960,429 shares of common stock as of August 1, 2000.

     Transitional Small Business Disclosure Format (check one)

Yes [_] No [X]

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               a)   Consolidated Balance Sheet as of June 30 and
                    December 31, 1999 .......................................  4

               b)   Consolidated Statements of Operations for the
                    three and six months ended June 30, 2000 and 1999 .......  5

               c)   Consolidated Statements of Cash Flows for the
                    three and six months ended June 30, 2000 and 1999 .......  6

               d)   Notes to Consolidated Financial Statements ........  7 to 16

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF
               OPERATIONS ............................................. 17 to 22


PART II OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS ............................................ 21

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ............................. 22

               a)   EXHIBITS ................................................ 22

               b)   REPORTS ON FORM 8-K ..................................... 22

SIGNATURES .................................................................. 22

EXHIBIT 27 ..................................................................N/A

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS


                                                                                As of               As of
                                                                            June 30, 2000     December 31, 1999
                                                                            -------------     -----------------
                                                                            (Unaudited)
ASSETS
Cash and Cash Equivalents                                                   $  5,518,816        $ 10,131,242
Escrow Deposit with Clearing Broker                                              405,500                  --
Due from Clearing Broker & Other Receivables                                   6,736,795           3,488,265
Marketable Securities Owned                                                    1,663,774           2,291,414
Goodwill in H&R Acquisition Corp and Westminster Securities Corp., net         7,167,659           7,362,029
Property, Equipment and Leasehold Improvements (net of accumulated             4,983,715           3,152,900
depreciation and amortization)
Deferred Tax Receivable                                                          835,510             800,000
Secured Demand Note                                                              600,000             600,000
Other Assets                                                                   2,372,304           2,992,065
                                                                            ------------        ------------

TOTAL ASSETS                                                                $ 30,284,073        $ 30,817,915
                                                                            ============        ============

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES

Notes Payable                                                               $    429,000        $    929,000
Marketable Securities Sold but not yet Purchased                                 187,590             360,125
Private Placement Escrow Fund Payable                                            405,500                  --
Accounts Payable and Accrued Expenses                                          2,514,927           3,373,633
Commission and Compensation Payable                                              472,151           1,308,454
Capitalized Lease Obligations                                                    875,527             763,660
Other Liabilities                                                              1,320,818           1,373,937
                                                                            ------------        ------------

TOTAL LIABILITIES                                                              6,205,513           8,108,809
                                                                            ------------        ------------

COMMITMENTS AND CONTINGENCIES

Subordinated borrowings                                                          600,000             600,000

Minority Interest                                                              5,386,253           5,942,266

STOCKHOLDERS' EQUITY
Common Stock; $.00001 par value;  50,000,000 shares authorized of the company at June 30, 2000 and December 31, 1999; 26,960,429 and 26,617,929 shares issued and outstanding by the Company on
June 30, 2000 and December 31, 1999, respectively                                    270                 266
Additional Paid - In Capital                                                  34,748,801          33,747,210
Accumulated Deficit                                                          (16,656,764)        (17,580,636)
                                                                            ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                                    18,092,307          16,166,840
                                                                            ------------        ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                    $ 30,284,073        $ 30,817,915
                                                                            ============        ============


The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                     Three months ended                         Six months ended
                                                           June 30,                                 June 30,
                                               -------------------------------         --------------------------------
                                                   2000                 1999               2000                1999
                                               ------------        ------------        ------------        ------------
REVENUES
  Gross commissions                            $  3,173,962        $  4,494,175        $ 11,890,211        $  6,629,501
  Asset management fees                           1,393,608           1,516,658           2,779,335           2,998,499
  Investment income, trading profit
     and corporate finance fees                   1,731,854             512,537           2,125,923           1,847,819
  Other                                             286,652             138,481             657,603             364,453
                                               ------------        ------------        ------------        ------------


       Total Revenue                              6,586,076           6,661,851          17,453,072          11,840,272
                                               ------------        ------------        ------------        ------------

EXPENSES
  Salaries and other employee costs               2,406,613           1,536,995           4,869,077           3,147,260
  Commissions                                     1,280,270           2,273,510           4,718,569           3,445,092
  Clearing and occupancy                          1,057,228             698,664           2,343,960           1,405,365
  Travel and entertainment                          914,019             217,285           1,336,783             322,518
  Professional fees                                 508,801             161,741             941,309             237,081
  Dues and assessments                              199,118              43,879             433,139              68,929
  Other                                           1,132,058             793,015           2,344,361           1,527,429
                                               ------------        ------------        ------------        ------------

      Total Expenses                              7,498,107           5,725,089          16,987,198          10,153,674
                                               ------------        ------------        ------------        ------------

Income (loss) before minority interest             (912,031)            936,762             465,874           1,686,598

Minority interest                                  (375,364)             69,425            (556,013)            109,807
                                               ------------        ------------        ------------        ------------

Income (loss) before taxes:                        (536,667)            867,337           1,021,887           1,576,791

  Income Taxes                                       35,245                  --              98,015                  --
                                               ------------        ------------        ------------        ------------

NET INCOME (LOSS)                                  (571,912)            867,337             923,872           1,576,791

  Accumulated deficit, beginning of             (16,084,852)        (21,949,938)        (17,580,636)        (22,659,392)
                                               ------------        ------------        ------------        ------------
period

  Accumulated deficit, end of period           $(16,656,764)       $(21,082,601)       $(16,656,764)       $(21,082,601)
                                               ============        ============        ============        ============

NET INCOME (LOSS) PER SHARE
  Basic                                        $       (.02)       $        .06        $        .03        $        .12
                                               ============        ============        ============        ============
  Diluted                                      $       (.02)       $        .05        $        .03        $        .10
                                               ============        ============        ============        ============
WEEIGHTED AVERAGE NUMBER OF SHARES
OUSTANDING
  Basic                                          26,959,929          13,921,762          26,825,221          12,832,665
                                               ============        ============        ============        ============
  Diluted                                        26,959,929          17,501,490          30,521,126          16,351,631
                                               ============        ============        ============        ============


 The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                     Three months ended June 30,        Six months ended June 30,
                                                                        2000            1999              2000            1999
                                                                    ----------------------------      ----------------------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                          $   (571,912)   $    867,337      $    923,872    $  1,576,791
Adjustments to reconcile net income to net
Cash used by operating activities:
Amortization                                                              97,221          18,510           194,370          37,020
Depreciation                                                             377,302          93,007           666,052         173,785
Deferred tax benefits                                                    (35,510)             --           (35,510)             --
Minority interest in earnings                                           (375,364)         69,425          (556,013)        109,807

(Increase) decrease in:
  Due from clearing brokers and other receivables                      1,614,650        (833,300)       (2,523,918)     (1,821,352)
  Marketable securities owned                                            785,391        (724,888)          627,640         (18,263)
  Other assets                                                           459,413         (71,430)         (104,851)         (4,744)
  Marketable securities sold but not yet purchased                    (1,636,587)         (1,994)         (172,535)         (4,310)
  Accounts payable and accrued expenses                                  202,879         303,123          (858,706)       (992,065)
  Commission and compensation payable                                   (836,902)        424,044          (836,303)        430,418
  Capital lease obligation                                               (87,783)         (8,183)         (146,339)        (30,660)
  Other liabilities                                                       (2,455)       (260,185)          (53,119)       (442,100)
                                                                    ------------    ------------      ------------    ------------

Net cash used in operating activities                                     (9,657)       (124,534)       (2,875,360)       (985,673)


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Property, Equipment and Leasehold Improvements          (1,018,876)        (93,618)       (2,238,661)       (141,064)
                                                                    ------------    ------------      ------------    ------------

Net cash used in investing activities                                 (1,018,876)        (93,618)       (2,238,661)       (141,064)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of 8% Convertible Subordinated Note                  --       5,240,000                --       5,540,000
  Repayment of notes payable                                            (500,000)     (1,486,276)         (500,000)     (1,876,276)
  Issuance of common stock                                                 2,500              --         1,001,595              --
                                                                    ------------    ------------      ------------    ------------

Net cash provided by financing activities                               (497,500)      3,753,724           501,595       3,663,724
                                                                    ------------    ------------      ------------    ------------

NET (DECREASE) IN CASH                                                (1,526,033)      3,535,572        (4,612,426)      2,536,987

CASH - BEGINNING OF PERIOD                                             7,044,849         940,844        10,131,242       1,939,429
                                                                    ------------    ------------      ------------    ------------

CASH - END OF PERIOD                                                $  5,518,816    $  4,476,416      $  5,518,816    $  4,476,416
                                                                    ============    ============      ============    ============

Supplemental disclosure for cash flow information:

  Cash paid during the period for interest                          $     90,175    $    252,291      $    185,580    $    424,108
  Cash paid during the period for taxes                             $     67,564    $      2,080      $     88,493    $      7,230

Supplemental schedule of non cash investing and financing activities:

    During the periods ended June 30, 2000 and 1999 the following transactions occurred:

        Conversion of 8% Convertible Subordinated Notes to Equity                      7,663,724                         7,663,724

        Issuance of common stock upon purchase of
          Laidlaw Pacific ("Asia") Ltd.                                                                    348,313

        Management fee receivable applied to loan from H&R                                                                 455,150
        Purchases of equipment through capital lease                                                       258,206         145,176


The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                    As of June 30, 2000 and December 31, 1999
          And for the three and six Months Ended June 30, 2000 and 1999


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

     Laidlaw Global Corporation (the "Company") (formerly Laidlaw Holdings, Inc.) ("Laidlaw Holdings") is a holding company whose wholly- or majority-owned operating subsidiaries include Laidlaw Global Securities, Inc. ("Laidlaw Global Securities"), Westminster Securities Corporation, ("Westminster"), H&R Acquisition Corporation ("HRAC"), an 81%-owned subsidiary which maintains a 100% interest in Howe & Rusling, Inc., a registered investment advisory firm, Global Electronic Exchange Inc., ("GEE"), a 59%-owned development-stage, internet-based investment services company, Lead Capital, S.A. ("Lead"), a 99% owned broker-dealer located in Greece, and Laidlaw Pacific ("Asia") Ltd (LPA), an investment advisory firm incorporated under the laws of Hong Kong. The Company's business activities include securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide.

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

     The Company was a majority-owned subsidiary of Pacific USA Holdings Corporation ("PUSA"), a wholly-owned subsidiary of Pacific Electric Wire & Cable Co., Ltd., a Taiwanese industrial

                   Laidlaw Global Corporation and Subsidiaries

                    As of June 30, 2000 and December 31, 1999
          And for the three and six Months Ended June 30, 2000 and 1999


NOTE A (continued)

     company.

     As a result of the convertible subordinated notes during June 1999, the conversion of approximately $1,900,000 of Senior Secured Euro-notes during July and August 1999 and the acquistion of Westminster, Lead and LPA, the majority ownership of the Company by PUSA and EC is approximately 39% as of June 30, 2000.

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

                   Laidlaw Global Corporation and Subsidiaries

                    As of June 30, 2000 and December 31, 1999
          And for the three and six Months Ended June 30, 2000 and 1999


NOTE A (continued)

     conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-KSB filed with the SEC on April 17, 2000. Results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

                   Laidlaw Global Corporation and Subsidiaries

                    As of June 30, 2000 and December 31, 1999
          And for the three and six Months Ended June 30, 2000 and 1999


NOTE B - ACQUISITION OF LAIDLAW PACIFIC ("ASIA") LTD.

     On March 29, 2000, the Company acquired Laidlaw Pacific ("Asia") Ltd.
     (LPA), an investment advisory company incorporated under the laws of Hong Kong. The amount paid was 200,000 shares of common stock of the Company and HK$4M. The purchase price was allocated to the net assets acquired based on their estimated fair values. On March 31, 2000, LPA's assets were approximately HK$6,874,000 (US$882,844), which included cash received of US$534,531. The purchase price approximated the fair value of net assets; therefore, no goodwill was recorded.

     The acquisition of LPA described above was accounted for by the purchase method. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the respective closing dates.

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


     Subsequent to March 31, 2000, LPA's results of operations are included in the consolidated financial statements.

NOTE C - STOCKHOLDERS' EQUITY.

     The Company issued 3,000 shares of common stock in connection with the exercise of employee stock options on April 12, 2000 at $.83 per share.

                   Laidlaw Global Corporation and Subsidiaries

                    As of June 30, 2000 and December 31, 1999
          And for the three and six Months Ended June 30, 2000 and 1999


NOTE D - NET CAPITAL REQUIREMENTS

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At June 30, 2000, Laidlaw Global Securities had net capital of $4,325,811 which was $4,207,301 in excess of its required net capital of $118,510 and Westminster Securities Corporation had net capital of $1,936,403, which was $1,836,403 in excess of its required net capital of $100,000.

     The Company's subsidiary Global Electronic Exchange, Inc. has a 100% owned broker-dealer subsidiary Globeshare, Inc. which was accepted as a member of the NASD on February 8, 2000. During the first year of its operation, Globeshare must accordingly meet the minimum net capital requirement and maintain an 8 to 1 ratio of aggregate indebtedness to net capital. As of June 30, 2000, Globeshare had net capital of $1,066,167, which was $1,061,167 in excess of its required net capital of $5,000.


NOTE E - COMMITMENTS AND CONTINGENCIES

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

                   Laidlaw Global Corporation and Subsidiaries

                    As of June 30, 2000 and December 31, 1999
          And for the three and six Months Ended June 30, 2000 and 1999


NOTE E (continued)

     In the opinion of management of the Company, amounts accrued for awards or assessments in connection with these matters are adequate and the ultimate resolution of these matters will not have a material effect on the Company's financial position and results of operations.

                   Laidlaw Global Corporation and Subsidiaries

                    As of June 30, 2000 and December 31, 1999
          And for the three and six Months Ended June 30, 2000 and 1999


NOTE F - INDUSTRY SEGMENTS

     The Company operates in two principal segments of the financial services industry: Asset Management and Brokerage activities, which includes investment banking. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

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

     Foreign Operations and Major Customers: Although the Company has begun to initiate its plans to expand its international operations in Europe and Asia, the Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two periods ended June 30, 2000 and June 30, 1999 other than commission, fees and Investment Banking revenues from the activities of Laidlaw Global Corp. and Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $3,837,995 and $1,000,455, respectively, which approximate 22% and 8%, respectively, of external revenue. Additionally, the Company had no significant individual customers (domestic or foreign) as of June 30, 2000, or for each of the two periods ended June 30, 2000 and June 30, 1999.

                   Laidlaw Global Corporation and Subsidiaries

                    As of June 30, 2000 and December 31, 1999
          And for the three and six Months Ended June 30, 2000 and 1999


NOTE F (continued)

     The following table sets forth the net revenues of these industry segments of the Company's business.


                                                Six months ended June 30
                                              ----------------------------
                                                  2000            1999
                                              ------------    ------------
                                                        (Unaudited)
     Revenue from external customers
         Asset management                     $  2,779,335    $  2,998,499
         Brokerage                              14,016,134       8,477,320
         Corporate and other                       657,603         364,453
                                              ------------    ------------

              Total external revenue          $ 17,453,072    $ 11,840,272
                                              ============    ============

     Inter-segment revenue
         Asset management                     $       --
         Brokerage                            $    100,002         312,121
         Corporate and other                          --              --
                                              ------------    ------------

              Total inter-segment revenue     $    100,002    $    312,121
                                              ============    ============

     Net income (loss)
         Asset management                     $    362,013    $    468,125
         Brokerage                               1,817,976       1,576,656
         Corporate and other                    (1,256,117)       (467,990)
                                              ------------    ------------

              Total net income (loss)         $    923,872    $  1,576,791
                                              ============    ============

     Total assets
         Asset management                     $  3,414,736    $  3,362,673
         Brokerage                              14,519,548       9,731,466
         Corporate and other                    12,349,789       6,615,836
                                              ------------    ------------

              Total assets                    $ 30,284,073    $ 19,709,975
                                              ============    ============

                   Laidlaw Global Corporation and Subsidiaries

                    As of June 30, 2000 and December 31, 1999
          And for the three and six Months Ended June 30, 2000 and 1999


NOTE G - STOCK OPTIONS

     During 1999, the Company established a stock option plan accounted for under APB Opinion No. 25 and related interpretations. The current plan incorporates all outstanding options previously granted under the prior Laidlaw Holdings and Westminster stock option plans. Options currently outstanding are exercisable either immediately or up to five years from the grant date and expire five years after the grant date. No compensation cost has been recognized for the plan for the six months ended June 30, 2000 and 1999. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company's net income would have decreased from ($571,912) and $867,337 to ($634,067) and $274,775 for the three months ended June 30, 2000 and 1999, respectively. The Company's net income would have decreased from $923,872 and $1,576,791 to $799,563 and $391,667 for the six months ended June 30, 2000 and 1999, respectively.

                   Laidlaw Global Corporation and Subsidiaries

                    As of June 30, 2000 and December 31, 1999
          And for the three and six Months Ended June 30, 2000 and 1999

NOTE H - EARNINGS PER COMMON SHARE

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

                                                         Three Months ended June 30,     Six Months ended June 30,
                                                         ----------------------------   ---------------------------
                                                              2000           1999           2000           1999
                                                         ------------    ------------   ------------   ------------
Numerator
  Net (loss) income                                      ($   571,912)   $    867,337   $    923,872   $  1,576,791
                                                         ------------    ------------   ------------   ------------
    Net (loss) income applicable to common shares
       for basic earnings per share                          (571,912)        867,337        923,872      1,576,791

    Effect of dilutive securities
       Interest expense on Euro-notes                          12,870            --           25,740           --
                                                         ------------    ------------   ------------   ------------

       Net (loss) income applicable to common shares
          for diluted earnings per share                 ($   559,042)   $    867,337   $    949,612   $  1,576,791
                                                         ============    ============   ============   ============

Denominator
    Weighted-average common shares for basic
       earnings per share                                  26,959,929      13,921,762     26,825,221     12,832,665
    Weighted-average effect of dilutive securities
       Employee stock options                                    --         3,362,375      2,804,059      3,363,063
       Warrants                                                  --           217,353        891,846        155,903
                                                         ------------    ------------   ------------   ------------

    Weighted-average common and common equivalent
       shares for diluted earnings per share               26,959,929      17,501,490     30,521,126     16,351,631
                                                         ============    ============   ============   ============
Earnings (loss) per common share
    Basic                                                ($      0.02)   $        .06   $        .03   $        .12
                                                         ============    ============   ============   ============

    Diluted                                              ($      0.02)   $        .05   $        .03   $        .10
                                                         ============    ============   ============   ============

     Included in diluted weighted shares outstanding are 94,454 Common Stock Purchase Warrants of the Company exchanged or to be exchanged for warrants issued by Laidlaw Holdings together with its 12% Senior Secured Euro-notes, 398,696 Class A Common Stock Purchase Warrants and 398,696 Class B Common Stock Purchase Warrants. Also included are options to purchase common stock at a range of $.83 to $8.00 for 2,703,163 shares which were outstanding during the three and six months ended June 20, 2000. However, for the three months ended June 30, 2000, these warrants and options were excluded from the computation of the diluted earnings per share because the Company incurred a loss and the effect would have been antidilutive.

                   Laidlaw Global Corporation and Subsidiaries

                    As of June 30, 2000 and December 31, 1999
          And for the three and six Months Ended June 30, 2000 and 1999


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Laidlaw Global Corporation is a global financial services firm that operates in two business segments: brokerage, which includes investment banking and sales and trading, and asset management. It has two subsidiaries that operate in both segments: Laidlaw Holdings, Inc., a holding company which owns 100% of Laidlaw Global Securities, Inc., and 81% of Howe & Rusling, Inc., and Westminster Securities Corporation, an NYSE member firm which was acquired by Laidlaw on July 1, 1999. Laidlaw has a third subsidiary Global Electronic Exchange Inc. which is a development stage company that is in the process of creating a global on-line trading network through its wholly owned broker-dealer subsidiary Globeshare, Inc. ("Globeshare"). Globeshare, which commenced its U.S. operation in October 1999 and operated initially as a division of Laidlaw Global Securities, Inc., has received approval for NASD membership as a broker-dealer on February 8, 2000. Operations of the on-line broker have transferred from Globeshare as a division of Laidlaw Global Securities to Globeshare as a broker-dealer on May 18, 2000.

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

Results of Operations For the Six Months Ended June 30, 2000 and 1999

     Global market and economic conditions were generally favorable during much of the first quarter of 2000 and strengthened during the second quarter as output growth in many of the major economies was strong and many emerging market countries continued their recovery. However, financial markets within many regions exhibited a higher degree of volatility enhanced by a succession of rate increases in the United States.

     The United States continued its longest period of economic expansion as growth was fueled by increased levels of consumer confidence and spending, low levels of unemployment and high demand for imports. In an effort to slow the pace of economic growth and alleviate possible inflationary pressures, the Federal Reserve raised overnight interest rates by 1% during the first half of the year. The U.S. equity markets were strong in the first quarter and the beginning of the second quarter, but corrections in the technology and telecommunications sectors led to sharp declines in major equity markets, particularly the Nasdaq, which fell 30% during the second quarter. Fixed income markets were also affected as rising interest rates, widening credit spreads and reduced new issues led to a decrease in secondary market activity. Difficult market conditions reduced the volume of customer securities transactions, including listed agency and over-the-counter equity products.

     The European economy continued to grow during the second quarter, fueled by a competitive exchange rate and expansion in domestic demand. Concerns about a potential rise in inflation, resulting from economic growth and rising oil prices, prompted the European Central Bank to raise short-term interest rates during the second quarter.

     Japan generated economic growth during the second quarter as consumption and investment increased. The recovery in Japan helped boost economic growth in the rest of Asia which continued its rebound after the recent recession.

     The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. As a result, period-to-period comparisons may not be meaningful. In addition, the sharp correction in the Greek securities market has affected our ability to generate additional commissions revenues from institutional customers. The concomitant correction of the NASDAQ did not help either. As a result our second quarter has seen a substantial reduction of the institutional commissions earned by the Laidlaw Global Securities, Inc. subsidiary.

     Laidlaw, through its investment banking and advisory services, was able to have its clients participate in a secondary offering in the Greek Stock Market that brought a fee in excess of $1 million thus contributing in a large part to the good performance of the first quarter of 2000.

     During the second quarter of 2000, Laidlaw Global Corporation ("LGC") acted as an intermediary in the sale of a German Bank to a group of investors based in Luxembourg. Though the transaction is still subject to the approval of the German banking authorities, a portion of the fee committed to be paid to LGC by the Luxembourg euro-continent group is irrevocable and is therefore acccounted for the second quarter earnings of LGC. Laidlaw Global Securities, Inc. (LGS) also entered into an agreement with the above-mentioned group of investors whereby LGS would provide them with financial advisory services. The non-refundable fee due upon signing of the agreement and the amount for reimbursement of expenses on a non- accountable basis were included in the books of LGS for the month of June 2000. These transactions of great impact on LGC and the LGS subsidiary show a new developed pattern whereby Advisory and Merger and Acquisitions Investment Banking activities have provided for a significant proportion of LGC and LGS revenues both in 1999 and in 2000.

     Global Electronic Exchange, Inc., the Internet related 59% owned subsidiary has realized great improvement in terms of its ability to deliver product and services through Globeshare, Inc., the broker-dealer it owns. Nevertheless, the continuous development costs coupled with the slowing down of trading activities brought upon by the NASDAQ correction has not allowed profitability to occur yet. As market conditions change and Globeshare is able to draw benefits from several new relationships it has established in Latin America, we do expect a positive turn for the activities of that subsidiary with a lower impact on the earnings reduction the consolidation of its earnings has provided so far.

     The 99.7% owned Westminster subsidiary started last year a service that allows direct access to the floor of the New York Stock Exchange for large institutional and private customers, for which there is limited competition and a large demand from first rate investment outfits. This new service enabled Westminster to overcome the NASDAQ correction and as a result has provided consistent revenues and profits to the parent company. Revenues and net profit for the first six months of 2000 at Westminster were respectively $4,615,286 and $623,894. All comparisons have to take into account that Westminster Securities Corp. only became a subsidiary of the Group on or about July 1, 1999.

     All of the aforementioned factors contributed to Laidlaw's consolidated net income of $923,872 for the first six months of 2000. However, if the loss derived from the operations of the Internet company Global Electronic Exchange and its wholly owned subsidiary Globeshare were deducted from the consolidated figure, Laidlaw's traditional business netted a profit of $1,848,886. The increase in the profit of Laidlaw's traditional lines of business compared to the net profit of $1,576,791 in the first half of 1999 is attributed mainly to the fees earned during the first quarter from the clients' participation in a secondary offering in the Greek Stock Market, fees derived from the transactions with the Luxembourg euro-continent group during the second quarter, and an overall increase in the commission revenue as augmented by the Westminster Securities Corp. subsidiary. During the second quarter of 2000, however, Laidlaw Global Securities experienced contraction of commission income from institutional customers due substantially to the NASDAQ correction and the sharp correction in the Greek securities market as explained previously. Throughout the first and second quarters of 2000, Laidlaw sustained increases in salaries and employee benefits and travel and promotional expenditures related to the acquisition of the new subsidiaries and the efforts to develop more business and clientele for the newly merged group.

     The acquisition of Lead Capital continues to be immaterial with respect to the impact of the consolidation of Lead Capital's operating results into Laidlaw. However, Lead Capital's acquisition has resulted in intangible and tangible advantages to Laidlaw by providing strong local contacts for the Corporate Finance Department of Laidlaw Global Securities and investors for Laidlaw Global Securities products. As a result of the close relationship with Lead Capital, Laidlaw's business opportunities in Greece have been enhanced.

     The Laidlaw Pacific acquisition has also continued to have immaterial impact at the level of the consolidation of the results of that operation since the acquisition only involved the acquiring of the licenses for corporate finance and money management, cash and two employees. The benefits of that acquisition are in the process of materializing through increased contacts and the access to new transactions, Laidlaw clients were recently able to participate in a Hong-Kong private placement as a result of contacts obtained through the Hong Kong subsidiary.

     In the second quarter of 2000, Laidlaw continued to operate in two principal segments of the financial services industry, namely asset management and brokerage activities. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

     Asset management activities include raising and investing capital and providing financial advice to companies and individuals throughout the United States and overseas. Through this group, Laidlaw provides client advisory services and pursues direct investment in a variety of areas.

     Brokerage activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts.

     The commission revenues which represent 68% and 31% of total revenues for the six months ended June 30, 2000 and June 30, 1999, respectively, are geographically categorized as follows:

     For the six months ended June 30, 2000, revenues of $2.9 million were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets and revenues of $9 million were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals. For the six months ended June 30, 1999, all commisions were generated by Laidlaw Global Securities, the only broker-dealer of the company at that time. Revenues of $3.7 million were generated from activities on behalf of foreign and U.S. institutional customers in foreign markets.

     Asset Management fees from Howe & Rusling and partly from Laidlaw Global Securities amount to $2,779,335 and $2,998,499 for the six months ended June 30, 2000 and June 30, 1999, which represent 16% and 25% of the firm's revenue for the respective periods. Corporate finance fees of Laidlaw Global Securities and Westminster amount to $2,125,923 for the six months ended June 30, 2000, comprising 12% of the firm's revenues. For the six months ended June 30, 1999, corporate finance fees of Laidlaw Global Securities amounting to $1,847,819 accounted for 16% of total revenue.

     In the future Laidlaw will aim at diversifying its commission revenues by generating a large portion of its revenues from the Internet business through the development of Globeshare. Management continues to view the costs associated with Globeshare as investment costs related to the future diversification of the revenue sources of Laidlaw.

     Salaries and other employee expenses for the six months ended June 30, 2000 increased to $4.9 million from $3.1 million for the six months ended June 30, 1999. Salaries and other employee expenses for the three months ended June 30, 2000 increased to $2.4 million from $1.5 million for the three months ended June 30, 1999. The increase in this expense primarily relates to the addition of the Westminster compensation costs, the hiring of personnel for the Global Electronic Exchange and the H & R Acquisition Corp. subsidiaries and additional key professional staff.

     Commissions expense for the six months ended June 30, 2000 increased to $4.7 million from $3.4 million for the six months ended June 30, 1999. The increase is attributable to the increase in commission revenue. Commissions expense for the three months ended June 30, 2000 decreased to $1.3 million from $2.3 million for the three months ended June 30, 1999. The decrease is attributable to the decrease in commission revenue for the second quarter of 2000.

     Clearing and occupancy expenses for the six months ended June 30, 2000 increased to $2.3 million from $1.4 million for the six months ended June 30, 1999. Clearing and occupancy expenses for the three months ended June 30, 2000 inceased to $1.1 million from $700,000 for the three months ended June 30, 1999. Clearing expenses, which primarily consists of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the increased volume and growth of Laidlaw's brokerage operations and, of course the increment in such expenses related to the operations of Westminster which was consolidated to the group starting in July 1, 1999. Occupancy expenses, which include cost of leasing office space and space with our internet service provider and of depreciating equipment and amortizing software development costs, increased primarily due to the technology infrastructure developed for Global Electronic Exchange. Management expects the costs related to technology development will continue to grow as Laidlaw continues to invest in Global Electronic Exchange and enhances the other subsidiaries' infrastructure to enable Laidlaw as a whole to compete better in the industry.

     All other expenses for the six months ended June 30, 2000 increased to $5 million from $2.2 million for the six months ended June 30, 1999. All other expenses for the three months ended June 30, 2000 increased to $2.8 million from $1.2 million for the three months ended June 30, 1999. These expenses consist, among other things, of legal, accounting and other professional fees, travel and promotional costs, quotes and information system costs, office supplies, dues and registration fees with the NASD and the various states, amortization of goodwill, telephone costs, and interest. With the advent of the reverse merger and the acquisitions, professional fees and goodwill amortization increased. The addition of the Westminster and Global Electronic Exchange subsidiaries to the group necessarily increased operational costs of communications, supplies and membership dues. The increase in travel and promotional costs are relative to the efforts of management in developing strategic alliances with foreign partners and in promoting brand name recognition for Laidlaw and Globeshare, the on-line broker-dealer subsidiary of Global Electronic Exchange.

Liquidity and Capital Resources

     The credit worthiness of Laidlaw has improved substantially as a result of the conversion of $8 million of its 8% Convertible Notes into equity. An offer to exchange the 12% Senior Secured Euro Notes into shares of common stock of Laidlaw in the summer of 1999 yielded a strong response from the note holders who agreed to exchange $1.9 million in principal indebtedness of the total $2.305 million for Laidlaw common stock. The change in debt structure has begun to have a material impact on Laidlaw's cash flow due to material interest expense savings and the availability of funds for operations instead of debt repayments. There has been a substantial reduction in the cash balance as of June 30, 2000 as compared to that of June 30, 1999 principally due to the reduction of net income and the acquisition of computer hardware and software relative to the infrastructure build up for Globeshare.

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

The Balance Sheet

     The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share. The purpose of illustrating these ratios is to indicate the improved liquidity and financial position of Laidlaw for the six months ended June 30, 2000. The substantial increase in total assets as of June 30, 2000 compared to those as of June 30, 1999 resulted from Laidlaw's increased profitability, the corporate acquisitions and the establishment of Global Electronic Exchange, Inc. The improvement in the leverage ratio and book value per share resulted from the increase in equity capital due to the augmented consolidated net income generated by Laidlaw for the first half of 2000 and the conversion of the 8% Convertible Notes, and the 12% Senior Secured Euro Notes in Laidlaw Common Stock during the third quarter of 1999.

                                             As of                   As of
                                           June 2000               June 1999
                                               (in $ except for ratios)

     Adjusted Assets (1)                   30,284,073              19,177,427
     Leverage Ratio (2)                       1.67                   2.77
     Adjusted Leverage Ratio (3)              1.67                   2.77
     Book value per share (4)                 0.67                    .55

(1)  Adjusted assets represent total assets.

(2)  Leverage ratio equals total assets divided by equity capital.

(3)  Adjusted leverage ratio equals adjusted assets divided by equity capital.

(4)  Book value per share was based on common shares outstanding.


PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Galacticomm Technologies, Inc. v. Laidlaw Global Securities, Inc.

     The Company's wholly owned subsidiary Laidlaw Global Securities, Inc. is currently a defendant in a legal matter involving the underwriting and initial public offering ("IPO") of Galacticomm Technologies, Inc. securities. The lead underwriters for the Galacticomm IPO were First Equity Corporation of Florida and Security Capital Trading, Inc. ("Lead Underwriters"). The Lead Underwriters entered into a sub-underwriting agreement with various sub-underwriters, including Laidlaw Global Securities. Pursuant to said Agreement, Laidlaw Global Securities agreed to purchase 200,000 shares of Galacticomm at $5.40 per share ($1,080,000), and 200,000 warrants of Galacticomm at $.09 per warrant ($18,000). Additionally, Laidlaw Global Securities agreed to guarantee the purchase of up to an additional 20,000 shares and warrants if deemed necessary.

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

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 27 - Financial Data Schedule

     b)   Reports on Form 8-K

          The Registrant did not file any reports on Form 8-K during the three month period ended June 30, 2000


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        LAIDLAW GLOBAL CORPORATION

August 14, 2000                          By:  /s/  Roger Bendelac
                                             -----------------------
                                             Roger Bendelac,
                                             President