Form 10QSB
period 2000-09-30
LAIDLAW GLOBAL CORP
filed 2000-11-14
CIK 869026

Document is copied.
                     U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2000

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

Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,939,729 shares of common stock as of November 1, 2000.

     Transitional Small Business Disclosure Format (check one)

Yes [_] No [X]

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               a)   Consolidated Balance Sheets as of September 30, 2000 and
                    December 31, 1999 .......................................  4

               b) Consolidated Statements of Operations for the three and nine months ended September 30, 2000 and 1999 ...5

               c) Consolidated Statements of Cash Flows for the three and nine months ended September 30, 2000 and 1999 ...6

               d)   Notes to Consolidated Financial Statements ........  7 to 11

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF
               OPERATIONS ............................................. 11 to 19


PART II OTHER INFORMATION

     ITEM 1.   LEGAL PROCEEDINGS ............................................ 19

     ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K ............................. 20

               a)   EXHIBITS ................................................ 20

               b)   REPORTS ON FORM 8-K ..................................... 20

SIGNATURES .................................................................. 20

EXHIBIT 27 .................................................................. 21

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                    As of                 As of
                                                                             September 30, 2000     December 31, 1999
                                                                             ------------------     -----------------
                                                                                 (Unaudited)
ASSETS
Cash and Cash Equivalents                                                       $  3,512,555          $ 10,131,242
Due from Clearing Broker & Other Receivables                                       6,547,203             3,488,265
Marketable Securities Owned                                                        1,511,434             2,291,414
Goodwill in H&R Acquisition Corp and Westminster Securities Corp., net             7,070,439             7,362,029
Property, Equipment and Leasehold Improvements (net of accumulated                 5,498,924             3,152,900
depreciation and amortization)
Deferred Tax Receivable                                                              800,173               800,000
Secured Demand Note                                                                  600,000               600,000
Other Assets                                                                       2,517,584             2,992,065
                                                                                ------------          ------------

TOTAL ASSETS                                                                    $ 28,058,312          $ 30,817,915
                                                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY


LIABILITIES

Notes Payable                                                                   $    429,000          $    929,000
Marketable Securities Sold but not yet Purchased                                     486,407               360,125
Accounts Payable and Accrued Expenses                                              2,563,591             3,373,633
Commission and Compensation Payable                                                  519,884             1,308,454
Capitalized Lease Obligations                                                        880,451               763,660
Other Liabilities                                                                  1,311,185             1,373,937
                                                                                ------------          ------------

TOTAL LIABILITIES                                                                  6,190,518             8,108,809
                                                                                ------------          ------------

COMMITMENTS AND CONTINGENCIES

Subordinated borrowings                                                              600,000               600,000

Minority Interest                                                                  5,040,916             5,942,266

STOCKHOLDERS' EQUITY
Common Stock; $.00001 par value; 50,000,000 shares authorized of the company at September 30, 2000 and December 31, 1999; 26,961,929
and 26,617,929 shares issued and outstanding by the Company on
September 30, 2000 and December 31, 1999, respectively                                   270                   266
Additional Paid - In Capital                                                      34,750,051            33,747,210
Treasury Stock                                                                       (40,224)                 --
Accumulated Deficit                                                              (18,483,219)          (17,580,636)
                                                                                ------------          ------------

TOTAL STOCKHOLDERS' EQUITY                                                        16,226,878            16,166,840
                                                                                ------------          ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        $ 28,058,312          $ 30,817,915
                                                                                ============          ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                     Three months ended                   Nine months ended
                                                                        September 30,                       September 30,
                                                              -------------------------------       --------------------------------
                                                                  2000               1999               2000               1999
                                                              ------------       ------------       ------------       ------------
REVENUES
  Gross commissions                                           $    780,835       $  6,203,571       $ 12,671,046       $ 12,833,072
  Asset management fees                                          1,385,912          1,423,445          4,165,247          4,421,944
  Corporate finance & private placement fee                      1,486,458            187,577          3,494,465            885,969
  Investment income, trading profit
     and corporate finance fees                                    (83,943)           191,882             33,973          1,341,309
  Other                                                            357,584            494,241          1,015,187            858,694
                                                              ------------       ------------       ------------       ------------

       Total Revenue                                             3,926,846          8,500,716         21,379,918         20,340,988
                                                              ------------       ------------       ------------       ------------

EXPENSES
  Salaries and other employee costs                              1,914,645          1,838,540          6,783,722          4,985,800
  Commissions                                                      876,437          2,982,887          5,595,006          6,427,979
  Clearing and floor brokerage                                     368,007            272,589          1,321,967            904,884
  Occupancy                                                        785,226            399,409          2,175,226          1,172,479
  Travel and entertainment                                         177,454            108,711          1,514,237            431,229
  Professional fees                                                354,969            314,011          1,296,278            551,092
  Dues and assessments                                             164,603             92,738            597,742            161,667
  Quotes & information                                             479,986            292,137          1,211,966            724,638
  Telephone                                                        154,980            141,777            493,313            385,850
  Office supplies, postage, messengers, printing                   180,069            174,147            675,692            369,160
  Interest                                                          77,395             98,976            280,975            523,084
  Amortization of goodwill                                         118,802             95,680            356,336            182,034
  Other expenses                                                   429,464            341,761            766,775            487,141
                                                              ------------       ------------       ------------       ------------

      Total Expenses                                             6,082,037          7,153,363         23,069,235         17,307,037
                                                              ------------       ------------       ------------       ------------

Income (loss) before minority interest                          (2,155,191)         1,347,353         (1,689,317)         3,033,951

Minority interest                                                 (345,336)            77,195           (901,349)           187,002
                                                              ------------       ------------       ------------       ------------

Income (loss) before taxes:                                     (1,809,855)         1,270,158           (787,968)         2,846,949

  Income Taxes                                                      16,600               --              114,615               --
                                                              ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                               (1,826,455)         1,270,158           (902,583)         2,846,949

  Accumulated deficit, beginning of                            (16,656,764)       (21,035,122)       (17,580,636)       (22,611,913)
                                                              ------------       ------------       ------------       ------------
period

  Accumulated deficit, end of period                          $(18,483,219)      $(19,764,964)      $(18,483,219)      $(19,764,964)
                                                              ============       ============       ============       ============

NET INCOME (LOSS) PER SHARE
  Basic                                                       ($       .07)      $        .05       ($       .03)      $        .16
                                                              ============       ============       ============       ============
  Diluted                                                     ($       .07)      $        .04       ($       .03)      $        .13
                                                              ============       ============       ============       ============
WEEIGHTED AVERAGE NUMBER OF SHARES
OUSTANDING
  Basic                                                         26,950,080         27,299,268         26,866,840         17,718,245
                                                              ============       ============       ============       ============
  Diluted                                                       26,950,080         31,129,008         26,866,840         22,681,722
                                                              ============       ============       ============       ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS

                                                                   Three months ended September 30,  Nine months ended September 30,
                                                                         2000            1999             2000            1999
                                                                     ------------    ------------     ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income                                                           $ (1,826,455)   $  1,270,158     $   (902,583)   $  2,846,949
Adjustments to reconcile net income to net
Cash used by operating activities:
Amortization                                                               97,220          80,268          291,590         182,033
Depreciation                                                              473,518          91,878        1,139,570          80,146
Deferred tax benefits                                                      35,337            --               (173)           --
Minority interest in earnings                                            (345,337)         77,196         (901,350)         73,002

(Increase) decrease in:
  Due from clearing brokers and other receivables                         189,592        (855,320)      (2,334,326)     (2,676,672)
  Marketable securities owned                                             152,340      (1,086,603)         779,980      (1,104,866)
  Other assets                                                           (145,280)     (1,341,199)        (250,131)     (1,346,495)
  Marketable securities sold but not yet purchased                        298,817          15,485          126,282          11,175
  Accounts payable and accrued expenses                                     8,440         419,336         (850,266)       (458,728)
  Commission and compensation payable                                      47,733         668,192         (788,570)      1,098,610
  Capital lease obligation                                                  4,924         (12,743)        (219,839)        101,773
  Other liabilities                                                        (9,633)        153,405          (62,752)       (172,903)
                                                                     ------------    ------------     ------------    ------------

Net cash used in operating activities                                  (1,018,784)       (519,947)      (3,972,568)     (1,365,976)


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Property, Equipment and Leasehold Improvements             (988,727)       (103,142)      (3,148,964)       (203,865)
                                                                     ------------    ------------     ------------    ------------

Net cash used in investing activities                                    (988,727)       (103,142)      (3,148,964)       (203,865)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of 8% Convertible Subordinated Note                 --              --               --         5,540,000
  Repayment of notes payable                                                 --          (150,000)        (500,000)     (2,206,261)
  Issuance of common stock                                                  1,250         200,149        1,002,845         200,149
                                                                     ------------    ------------     ------------    ------------

Net cash provided by financing activities                                   1,250          50,149          502,845       3,533,888
                                                                     ------------    ------------     ------------    ------------

NET (DECREASE) INCREASE IN CASH                                        (2,006,261)       (572,940)      (6,618,687)      1,964,047

CASH - BEGINNING OF PERIOD                                              5,518,816       4,476,416       10,131,242       1,939,429
                                                                     ------------    ------------     ------------    ------------

CASH - END OF PERIOD                                                 $  3,512,555    $  3,903,476     $  3,512,555    $  3,903,476
                                                                     ============    ============     ============    ============

Supplemental disclosure for cash flow information:

  Cash paid during the period for interest                           $     68,395    $     89,976     $    253,975    $    496,084
  Cash paid during the period for taxes                              $       --      $      1,040     $     88,493    $      8,270

Supplemental schedule of non cash investing and financing activities:

    During the periods ended September 30, 2000 and 1999 the following transactions occurred:

        Conversion of 8% Convertible Subordinated Notes to Equity            --         2,248,276             --         9,912,000

        Issuance of common stock upon purchase of
          Laidlaw Pacific ("Asia") Ltd.                                      --              --            348,313            --

        Management fee receivable applied to loan from H&R                   --              --               --           455,150
        Purchases of equipment through capital lease                       78,424            --            336,630         145,176

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                 As of September 30, 2000 and December 31, 1999
       And for the three and nine Months Ended September 30, 2000 and 1999


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

     Laidlaw Global Corporation (the "Company") (formerly Laidlaw Holdings, Inc.) ("Laidlaw Holdings") is a holding company whose wholly- or majority-owned operating subsidiaries include Laidlaw Global Securities, Inc. ("Laidlaw Global Securities"), Westminster Securities Corporation, ("Westminster"), H&R Acquisition Corporation ("HRAC"), an 81%-owned subsidiary which maintains a 100% interest in Howe & Rusling, Inc., a registered investment advisory firm, Global Electronic Exchange Inc., ("GEE"), a 59%-owned development-stage, internet-based investment services company, and Laidlaw Pacific ("Asia") Ltd. (LPA), an investment advisory firm incorporated under the laws of Hong Kong. The Company's business activities include securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide.

     The Company was a majority owned subsidiary of Pacific USA Holdings Corporation ("PUSA"), a wholly owned subsidiary of Pacific Electric Wire and Cable Co., Ltd., a Taiwanese industrial company. As of September 30, 2000, the majority ownership of the Company by PUSA and Europ Continents Holding is approximately 36%.

     The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements that have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with generally accepted accounting principles. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-KSB filed with the SEC on April 17, 2000. Results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.


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


NOTE C - NET CAPITAL REQUIREMENTS

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1. At
September 30, 2000, Laidlaw Global Securities had net capital of $3,424,627 which was $3,324,627 in excess of its required net capital of $100,000 and Westminster Securities Corporation had net capital of $2,022,829, which was $1,922,829 in excess of its required net capital of $100,000.

     The Company's subsidiary Global Electronic Exchange, Inc. has a 100% owned broker-dealer subsidiary Globeshare, Inc. which was accepted as a member of the NASD on February 8, 2000. During the first year of its operation, Globeshare must accordingly meet the minimum net capital requirement and maintain an 8 to 1 ratio of aggregate indebtedness to net capital. As of September 30, 2000, Globeshare had net capital of $568,097, which was $550,006 in excess of its required net capital of $18,091.


NOTE D - COMMITMENTS AND CONTINGENCIES

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


NOTE E - INDUSTRY SEGMENTS

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

    Foreign Operations and Major Customers: Although the Company has begun to initiate its plans to expand its international operations in Europe and Asia, the Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two periods ended September 30, 2000 and September 30, 1999 other than commissions, fees and Investment Banking revenues from the activities of Laidlaw Global Corp. and Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $3,827,104 and $2,734,972, respectively, which approximate 18% and 13%, respectively, of external revenue. Additionally, the Company had no significant individual customers (domestic or foreign) as of September 30, 2000, or for each of the two periods ended September 30, 2000 and September 30, 1999.

     The following table sets forth the net revenues of these industry segments of the Company's business.


                                             Nine months ended September 30
                                              ----------------------------
                                                  2000            1999
                                              ------------    ------------
                                                      (Unaudited)

     Revenue from external customers
         Asset management                     $  3,356,931    $  3,240,292
         Brokerage                              16,172,248      16,680,763
         Corporate and other                     1,850,739         419,933
                                              ------------    ------------

              Total external revenue          $ 21,379,918    $ 20,340,988
                                              ============    ============

     Inter-segment revenue
         Asset management                     $       --
         Brokerage                            $    150,000         149,850
         Corporate and other                          --              --
                                              ------------    ------------

              Total inter-segment revenue     $    150,000    $    149,850
                                              ============    ============

     Net income (loss)
         Asset management                     $    582,487    $    797,218
         Brokerage                                 953,300       2,873,514
         Corporate and other                    (2,438,370)       (823,783)
                                              ------------    ------------

              Total net income (loss)         $   (902,583)   $  2,846,949
                                              ============    ============

     Total assets
         Asset management                     $  3,327,770    $  3,795,406
         Brokerage                              13,592,020      10,202,006
         Corporate and other                    11,138,523       8,912,380
                                              ------------    ------------

              Total assets                    $ 28,058,313    $ 22,909,792
                                              ============    ============

NOTE F - EARNINGS PER COMMON SHARE

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

                                                                 Three Months ended September 30,    Nine Months ended September 30,
                                                                  ------------------------------     ------------------------------
                                                                      2000              1999             2000              1999
                                                                  ------------      ------------     ------------      ------------
Numerator
  Net (loss) income                                               ($ 1,826,455)     $  1,270,158     ($   902,583)     $  2,846,949
                                                                  ------------      ------------     ------------      ------------
    Net (loss) income applicable to common shares
       for basic earnings per share                                 (1,826,455)        1,270,158         (902,583)        2,846,949

    Effect of dilutive securities
       Interest expense on Euro-notes                                     --              12,870             --              38,610
       Amortization of Euro-note costs                                    --              22,470             --              22,470
                                                                  ------------      ------------     ------------      ------------

       Net (loss) income applicable to common shares
          for diluted earnings per share                          ($ 1,826,455)     $  1,305,498     ($   902,583)     $  2,908,029
                                                                  ============      ============     ============      ============

Denominator
    Weighted-average common shares for basic
       earnings per share                                           26,950,080        27,299,268       26,866,840        17,718,245
    Weighted-average effect of dilutive securities
       Employee stock options                                             --           2,937,894             --           4,071,631
       Warrants                                                           --             891,846             --             891,846
                                                                  ------------      ------------     ------------      ------------

    Weighted-average common and common equivalent
       shares for diluted earnings per share                        26,950,080        31,129,008       26,866,840        22,681,722
                                                                  ============      ============     ============      ============
Earnings (loss) per common share
    Basic                                                         ($       .07)     $        .05     ($       .03)     $        .16
                                                                  ============      ============     ============      ============

    Diluted                                                       ($       .07)     $        .04     ($       .03)     $        .13
                                                                  ============      ============     ============      ============

     Included in diluted weighted shares outstanding are 94,454 Common Stock Purchase Warrants of the Company exchanged or to be exchanged for warrants issued by Laidlaw Holdings together with its 12% Senior Secured Euro-notes, and options to purchase common stock at a range of $.83 to $8.00 for 4,201,663 shares which were outstanding during the three and nine months ended September 30, 2000. Also included in 1999 were 398,696 Class A Common Stock Purchase Warrants and 398,696 Class B Common Stock Purchase Warrants which expired on July 24, 2000. However, for the three and nine months ended September 30, 2000, these warrants and options were excluded from the computation of the diluted earnings per share because the Company incurred a loss and the effect would have been antidilutive.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Laidlaw Global Corporation is a global financial services firm that operates in two business segments: brokerage, which includes investment banking and sales and trading, and asset management. It has two subsidiaries that operate in both segments: Laidlaw Holdings, Inc., a holding company which owns 100% of Laidlaw Global Securities, Inc., and 81% of Howe & Rusling, Inc., and Westminster Securities Corporation, an NYSE member firm which was acquired by Laidlaw on July 1, 1999. Laidlaw, has a third subsidiary Global Electronic Exchange Inc. which is a development stage company that is in the process of creating a global on-line trading network through its wholly owned broker-dealer subsidiary Globeshare, Inc. ("Globeshare"). Globeshare, which commenced its U.S. operation in October 1999 and operated initially as a division of Laidlaw Global Securities, Inc., received approval for NASD membership as a broker-dealer on February 8, 2000. Operations of the on-line broker were transferred from Globeshare as a division of Laidlaw Global Securities to Globeshare as a broker-dealer on May 18, 2000. Global Electronic Exchange, Inc. changed its name to GlobeShare Group, Inc. on November 1, 2000.

     Market fluctuations in both U.S. and overseas markets, as well as economic factors may materially affect Laidlaw's results of operations. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a global nature. These factors include economic and market conditions; the availability of capital; the availability of credit; the level and volatility of equity prices and interest rates; currency values and other market indices; and technological changes and events. The increased use of the Internet for securities trading and investment services are important factors which may affect Laidlaw's operations. Inflation and the fear of inflation as well as investor sentiment and legislative and regulatory developments will continue to affect the business conditions in which our industry operates. Such factors may also have an impact on Laidlaw's ability to achieve its strategic objectives on a global basis, including growth in assets under management, global investment banking and brokerage service activities as well as the development and expansion of Global Electronic Exchange which will continue to require substantial resources.

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

     Laidlaw's results of operations also may be materially affected by competitive factors. Recent and continuing global convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations even though Laidlaw's strategy has been to situate itself in markets where it believes it has an advantage over competition due to strong local connections and access to foreign brokerage firms and investors. Laidlaw, though global in its intervention, sees itself as becoming a

"local player" throughout the world. Revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. Laidlaw intends to manage its businesses for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. Laidlaw's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing technological updates and innovation, and carefully managing risks in all the securities markets it gets involved in. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for Laidlaw to remain profitable and competitive.

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

Results of Operations For the Nine Months Ended September 30, 2000 and 1999

     Global market and economic conditions were generally favorable during much of the first quarter of 2000 and strengthened during the second and third quarter as output growth in many of the major economies was strong and many emerging market countries continued their recovery. However, financial markets within many regions exhibited a higher degree of volatility enhanced by a succession of rate increases in the United States.

     The United States continued its longest period of economic expansion as growth was fueled by increased levels of consumer confidence and spending, low levels of unemployment and high demand for imports. In an effort to slow the pace of economic growth and alleviate possible inflationary pressures, the Federal Reserve raised interest rates by 1% during the first half of the year. The U.S. equity markets were strong in the first quarter and the beginning of the second quarter, but corrections in the technology and telecommunications sectors led to sharp declines in major equity markets, particularly the Nasdaq, which fell 31% during the second and third quarters. Fixed income markets were also affected as rising interest rates, widening credit spreads and reduced new issues led to a decrease in secondary market activity. Difficult market conditions reduced the volume of customer securities transactions, including listed agency and over-the-counter equity products.

     The European economy continued to grow during the third quarter, fueled by a competitive exchange rate and expansion in domestic demand. Concerns about a potential rise in inflation, resulting from economic growth and rising oil prices, prompted the European Central Bank to raise short-term interest rates during the second and third quarters.

     Japan generated economic growth during the second quarter as consumption and investment increased. The recovery in Japan helped boost economic growth in the rest of Asia which continued its rebound after the recent recession.

     During the third quarter, however, most of the capital markets in Asia experienced a decline principally due to concerns of investors regarding the region's longer-term global competitiveness.

     The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. As a result, period-to-period comparisons may not be meaningful. In addition, the sharp correction in certain overseas securities markets has affected our ability to generate additional commissions revenues from institutional customers. The concomitant correction of the NASDAQ did not help either. As a result our second and third quarters have seen a substantial reduction of the institutional commissions earned by the Laidlaw Global Securities, Inc. subsidiary.

     Laidlaw, through its investment banking and advisory services, was able to have its clients participate in overseas market offerings that brought fees in excess of $1 million thus contributing in a large part to the good performance of the first quarter of 2000.

     During the second quarter of 2000, Laidlaw Global Corporation ("LGC") acted as an intermediary in the sale of a German Bank to a group of investors based in Luxembourg. Though the transaction is still subject to the approval of the German banking authorities, a portion of the fee committed to be paid to LGC by the Luxembourg euro-continent group is irrevocable and is therefore accounted for the second quarter earnings of LGC. Laidlaw Global Securities, Inc. (LGS) also entered into an agreement with the above-mentioned group of investors whereby LGS would provide them with financial advisory services. The non-refundable fee due upon signing of the agreement and the amount for reimbursement of expenses on a non- accountable basis were included in income of LGS for the second quarter of 2000. The impact of these significant transactions on LGC and the LGS subsidiary show a newly developed pattern whereby Advisory and Merger and Acquisitions Investment Banking activities have provided for a significant proportion of LGC and LGS revenues both in 1999 and in 2000.

     Global Electronic Exchange, Inc., the Internet related 59% owned subsidiary has realized great improvement in terms of its ability to deliver product and services through Globeshare, Inc., the broker-dealer it owns. Nevertheless, the continuous development costs coupled with the slowing down of trading activities brought upon by the NASDAQ correction has not allowed profitability to occur yet. As market conditions change and Globeshare is able to draw benefits from several new relationships it has established in Latin America and Europe, we do expect a positive turn for the activities of that subsidiary with a lower impact on the earnings reduction the consolidation of its earnings has provided so far.

     The 99.7% owned Westminster subsidiary started in 1999 a service that allows direct access to the floor of the New York Stock Exchange for large institutional and private customers, for which there is limited competition and a large demand from investment entities. This new service enabled Westminster to overcome the NASDAQ correction and as a result has provided consistent revenues and profits to the parent company. Revenues and net profit for the first nine months of 2000 at Westminster were respectively $6,221,385 and $639,647. All comparisons have to take into account that Westminster Securities Corp. only became a subsidiary of the Group on or about July 1, 1999.

     The continued erosion of the Greek Capital Markets resulted in the virtual elimination of revenue for Lead Capital in third quarter. To avoid incurring additional losses in its Greek subsidiary, Laidlaw decided to cease the operations of Lead on August, 2000. Certain Greek regulatory requirements have to be met before the dissolution of the corporation and the business can be completed.

     All of the aforementioned factors contributed to Laidlaw's consolidated net loss of $902,583 for the first nine months of 2000. However, if the loss derived from the operations of the Internet company Global Electronic Exchange and its wholly owned subsidiary Globeshare and the one time charge against income relative to the cessation of operations of the Greek subsidiary Lead Capital were deducted from the consolidated results of operations, Laidlaw's traditional business resulted in a net profit of $869,309. The decrease in the profit of Laidlaw's traditional lines of business compared to the net profit of $2,846,949 in the first nine months of 1999 was attributed mainly to the reduction in commission revenue from institutional customers of Laidlaw Global Securities due substantially to the NASDAQ correction and the sharp correction in some overseas securities markets as explained previously. This material decrease in revenue was, however, partially offset by fees earned during the first quarter from the clients' participation in overseas securities offerings, fees derived from the transactions with the Luxembourg euro-continent group during the second quarter, and an increase in commission revenue contributed by the Westminster Securities Corporation subsidiary. Throughout the first three quarters of 2000, Laidlaw sustained increases in salaries and employee benefits and travel and promotional expenditures related to the acquisition of the new subsidiaries and the efforts to develop more business and clientele for the newly merged group.

     The Laidlaw Pacific acquisition has also continued to have no material impact at the level of the consolidation of the results of that operation since the acquisition only involved the acquiring of the licenses for corporate finance and money management, cash and two employees. The benefits of that acquisition are in the process of materializing through increased contacts and the access to new transactions. Laidlaw clients were recently able to participate in a Hong-Kong private placement as a result of contacts obtained through the Hong Kong subsidiary.

     In the third quarter of 2000, Laidlaw continued to operate in two principal segments of the financial services industry, namely asset management and brokerage activities. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

     Asset management activities include raising and investing capital and providing financial advice to companies and individuals throughout the United States and overseas. Through this group, Laidlaw provides client advisory services and pursues direct investments in a variety of areas.

     Brokerage activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts.

     The commission revenues which represent 59% and 63% of total revenues for the nine months ended September 30, 2000 and September 30, 1999, respectively, are geographically categorized as follows:

     For the nine months ended September 30, 2000, revenues of $3.0 million were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets and revenues of $13.2 million were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals. For the nine months ended September 30, 1999, most of the commissions were generated by Laidlaw Global Securities since the Westminster subsidiary was merged into the group only on July 1, 1999. Revenues of $8.3 million were generated from activities on behalf of foreign and U.S. institutional customers in foreign markets.

     Asset  Management  fees from Howe & Rusling and partly from Laidlaw  Global
Securities amount to $4,165,247 and $4,421,944 for the nine months ended September 30, 2000 and September 30, 1999, which represent 20% and 22% of the firm's revenue for the respective periods. Corporate finance fees of Laidlaw Global Securities and Westminster amount to $3,494,465 for the nine months ended September 30, 2000, comprising 16% of the firm's revenues. For the nine months ended September 30, 1999, corporate finance fees of Laidlaw Global Securities amounting to $885,969 accounted for 4% of total revenue.

     In the future Laidlaw will seek to diversify its commission revenues by generating a large portion of its revenues both from an expanded retail customer business in Laidlaw Global Securities and the Internet business through the development of Globeshare. Management continues to view the costs associated with Globeshare as investment costs related to the future diversification of the revenue sources of Laidlaw.

     Salaries and other employee expenses for the nine months ended September 30, 2000 increased to $6.8 million from $5.0 million for the nine months ended September 30,1999. Salaries and other employee expenses for the three months ended September 30,2000 increased to $1.9 million from $1.8 million for the three months ended September 30, 1999. The increase in this expense primarily relates to the addition of the Westminster compensation costs, the hiring of personnel for the Global Electronic Exchange and the H & R Acquisition Corp. subsidiaries and additional key professional staff.

     Commissions expense for the nine months ended September 30, 2000 decreased to $5.6 million from $6.4 million for the nine months ended September 30, 1999. The decrease is attributable to the decrease in commission revenue. Commissions expense for the three months ended September 30, 2000 decreased to $876,437 from $3.0 million for the three months ended September 30, 1999. The decrease is attributable to the decrease in commission revenue for the third quarter of 2000.

     Clearing and floor brokerage expenses for the nine months ended September 30, 2000 increased to $1.3 million from $904,884 for the nine months ended September 30, 1999. Clearing and floor brokerage expenses for the three months ended September 30, 2000 increased to $368,007 from $272,589 for the three months ended September 30, 1999. Clearing expenses, which primarily consists of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the increased volume and growth of Laidlaw's brokerage operations and, of course the increment in such expenses related to the operations of Westminster which was consolidated to the group starting in July 1, 1999.

     Occupancy expenses for the nine months ended September 30, 2000 increased to $2.2 million from $1.2 million for the nine months ended September 30, 1999. Occupancy expenses for the three months ended September 30, 2000 increased to $785,226 from $399,409 for the three months ended September 30, 1999. Occupancy expenses, which include cost of leasing office space and space with our internet service provider and of depreciating equipment and amortizing software development costs, increased primarily due to the technology infrastructure developed for Global Electronic Exchange. Management expects the costs related to technology development will continue to grow as Laidlaw continues to invest in Global Electronic Exchange and enhances the other subsidiaries' infrastructure to enable Laidlaw as a whole to compete better in the industry.

     Travel and entertainment expenses for the nine months ended September 30, 2000 increased to $1.5 from $431,229 for the nine months ended September 30, 1999. Travel and entertainment expenses for the three months ended September 30, 2000 increased to $177,454 from $108,711 for the three months ended September 30, 1999. The increase in travel and entertainment costs are relative to the efforts of management in developing strategic alliances with foreign partners and in promoting brand name recognition for Laidlaw and Globeshare, the on-line broker-dealer subsidiary of Global Electronic Exchange, Inc.

      Professional fees for the nine months ended September 30, 2000 increased to $1.3 million from $551,092 for the nine months ended September 30, 1999. Professional fees increased to $354,969 for the three months ended September 30, 2000 from $314,011 for the three months ended September 30, 1999. The increase in professional fees resulted from the addition of Westminster, the accounting and legal fees related to the SEC regulatory filings, the fees paid to public relations firms related to the efforts to promote the Laidlaw and Globeshare names here and overseas, and the fees paid to outside technical consultants and an executive recruitment firm.

     All other expenses for the nine months ended September 30, 2000 increased to $4.4 million from $2.8 million for the nine months ended September 30, 1999. All other expenses for the three months ended September 30, 2000 increased to $1.6 million from $1.2 million for the three months ended September 30, 1999. These expenses consist, among other things, of travel and promotional costs, quotes and information system costs, office supplies, dues and registration fees with the NASD and the various states, amortization of goodwill, telephone costs, and interest. With the advent of the reverse merger and the acquisitions, goodwill amortization increased. The addition of the Westminster and Global Electronic Exchange subsidiaries to the group necessarily increased operational costs of communications, supplies and membership dues.

Liquidity and Capital Resources

     The credit worthiness of Laidlaw has improved substantially in 1999 as a result of the conversion of $8 million of its 8% Convertible Notes into equity. An offer to exchange the 12% Senior Secured Euro Notes into shares of common stock of Laidlaw in the summer of 1999 yielded a strong response from the note holders who agreed to exchange $1.9 million in principal indebtedness of the total $2.305 million for Laidlaw common stock. The change in debt structure has begun to have a material impact on Laidlaw's cash flow due to material interest expense savings and the availability of funds for operations instead of debt repayments. However, there has been a substantial reduction in the cash and cash equivalents balance as of September 30, 2000 as compared to December 31, 1999 principally due to the reduction of net income, the repayment of H & R Acquisition Corp. notes payable, and the acquisition of computer hardware and software relative to the infrastructure build up for Globeshare

     Laidlaw currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, Laidlaw may need to raise additional funds. Funds will initially be raised through the issuance of private equity securities in the Global Electronic Exchange subsidiary. Though Laidlaw's existing shareholders may experience additional dilution in ownership percentages or book value, the search for funding through private financing at the level of the subsidiaries along with direct application to the specific projects of these funds should result in an overall reduced dilution effect on Laidlaw. Laidlaw cannot give any assurance that additional funds will not be needed to respond to industry changes, competitive pressures and unforeseen events. If such funds are needed, there can be no assurance that additional financing will be available.

The Balance Sheet

     The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share. The purpose of illustrating these ratios is to indicate the sustained positive liquidity and financial position of Laidlaw for the nine months ended September 30, 2000 despite the net loss incurred on a year to date basis. The increase in total assets as of September 30, 2000 compared to those as of September 30, 1999 resulted from Laidlaw's enhanced profitability, the corporate acquisitions and the establishment of Global Electronic Exchange, Inc. However, the decrease in total assets as of September 30, 2000 compared to those of December 31, 1999 is attributed mainly to the loss sustained for the first nine months of 2000. The improvement in the leverage ratio and book value per share resulted from the increase in equity capital due to the net positive impact of the consolidated net profit in 1999 even after deducting the loss as of September 30, 2000, and the conversion of the 8% Convertible Notes, and the 12% Senior Secured Euro Notes in Laidlaw Common Stock during the second quarter of 1999.

                                          As of            As of            As of
                                     September 2000    December 1999    September 1999
                                                (in $ except for ratios)

     Adjusted Assets (1)               28,058,312       30,817,915        22,909,792
     Leverage Ratio (2)                   1.73             1.91              1.65
     Adjusted Leverage Ratio (3)          1.73             1.91              1.65
     Book value per share (4)             0.60             0.61              0.49

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

     Laidlaw is a party to other legal proceedings which Management believes should not have a material adverse impact on its business or assets.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

     a)   Exhibit 27 - Financial Data Schedule

     b)   Reports on Form 8-K

     On September 29, 2000 the Company filed a Form 8-K publicly disclosing the resignation of Anastasio Carayannis from his position as the Chief Executive Officer and Chairman of the Board.


                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        LAIDLAW GLOBAL CORPORATION

 November 14, 2000                      By:  /s/  Roger Bendelac
                                             -----------------------
                                             Roger Bendelac,
                                             President