Form 10KSB
period 2000-12-31
LAIDLAW GLOBAL CORP
filed 2001-04-20
CIK 869026

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2000.

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

State the issuer's revenues for its most recent fiscal year: $24,067,189

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $5,294,491 as of March 31, 2001.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 27,074,430 shares of the registrant's common stock are issued and outstanding as of March 31, 2001, not including 3,835,717 shares issuable upon the exercise of outstanding warrants and employee stock options.

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

Globeshare Group, Inc. (formerly Global Electronic Exchange Inc.)

     Globeshare Group, Inc. (formerly Global Electronic Exchange), a 59% owned subsidiary of Laidlaw, is a New York based entity which was incorporated in January 26, 1999. It was established by Laidlaw to create and develop an internet-based international investment services business, including operations in securities trading, investment banking, asset management and real estate. It owns and operates Globeshare, Inc., a broker-dealer based in New York, focusing on affording customers access to international and domestic markets through the internet and strategic alliances.

Laidlaw Pacific (Asia) Ltd.

     Laidlaw Pacific is a Hong Kong based investment advisor which was incorporated in June 2, 1992. Laidlaw Pacific is a registered Dealer and Investment Advisor with the Hong Kong Securities and Futures Commission. Its principal activities are corporate financial advisory services.

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

     On December 15, 1999, Laidlaw acquired 99% of the issued and outstanding shares of common stock of Lead Capital, an Athens based brokerage firm registered with the Greek Securities Commission. In August, 2000, however, Laidlaw decided to cease the operations of Lead since it experienced a virtual elimination of revenue resulting from the erosion of the Greek Capital Markets.

     On March 29, 2000, the Company completed an amended and restated agreement, which had been originally entered into on May 20, 1999, with PUSA Investment Company ("PUSA"), Laidlaw Pacific Financial Services Ltd. (a wholly-owned subsidiary of PUSA) and its wholly-owned subsidiary Laidlaw Pacific (Asia) Ltd. ("Laidlaw Pacific"), Hong Kong based investment advisor to acquire Laidlaw Pacific. The Company issued 200,000 shares of its common stock and paid $HK 4 million in exchange for payment of a dividend to Laidlaw Pacific Financial Services Ltd. equal to $HK 3 million and an option for the Company to receive a dividend equal to $HK 4 million, should it elect to withdraw such funds from Laidlaw Pacific. PUSA represented to the Company that, at the time of closing, Laidlaw Pacific would have cash in the amount of $HK 11 million, all licenses to engage in the investment banking business in Hong Kong, and no liabilities.

     In the third quarter of 2000 management decided to proceed with the plan to upgrade the Paris, France operation into a fully licensed brokerage firm to enable it to operate as such in France and to extend its activities to the rest of the European Union. As of December 31, 2000, the Company had invested $468,350 to initiate the processing of the necessary paperwork and of obtaining the required license. In April 2001, the Company was granted a license from Banque de France permitting it to operate as a broker/dealer in the French Financial markets and other member countries in the European Economic Union. Approximately five such licenses have been issued in the past ten years. Laidlaw will operate in France under the name Laidlaw International, S.A.

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

     o Global On-Line Trading: Because we believe that the needs of our clients are global and that the online brokerage industry is experiencing rapid growth, we have launched a unique online trading platform that allows investors to have access to international financial markets through the increasingly convenient and reliant medium of the internet. Unlike its competition, Globeshare allows clients to execute and clear transactions through one account in multiple cross border markets.

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

     Laidlaw Global Securities offers its clients financial services, securities transaction, and account maintenance capabilities available through an alliance with Pershing, a Credit Suisse First Boston Company ("Pershing"), a leading provider of correspondent brokerage clearing house services. Pershing offers Laidlaw Global Securities clearing capabilities and investment services specifically developed for the securities industry.

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

     See "Recent Developments," page __.

Global On-Line Trading and Investment Services

     Globeshare Group, Inc.: Globeshare Group, Inc. (or "GGI"), formerly known as Global Electronic Exchange, Inc., has established itself as an on-line brokerage company. Through its wholly owned broker-dealer subsidiary Globeshare, Inc., GGI provides its customers with the ability to trade international securities through its network of member firms. Globeshare, Inc. ("Globeshare"), which became a member of the NASD on February 8, 2000, initially operated as a division of Laidlaw Global Securities, Inc. On May 18, 2000, Globeshare began to operate separately under its own broker-dealer license. To date, Globeshare, Inc. has not operated profitably.

     Globeshare's services are offered on its web site Globeshare.com. The web site is operational 24 by 7 and is supported by a team of registered representatives and support staff during all market hours in which it trades. GGI's unique service offers account holders the ability to create and diversify a global portfolio by investing in domestic and foreign securities, wherever and whenever markets provide opportunities. Through its network of trading partners and through various clearing arrangements with both Pershing, a Credit Suisse First Boston Company, and J P Morgan Chase & Co., Globeshare can execute and clear in up to 44 markets on a retail basis and 83 markets on an institutional basis.

     Network member agreements provide for exclusivity with Globeshare. Globeshare provides the platform for U.S customers desiring to trade foreign securities as well as overseas customers desiring to trade U.S. securities. As of March 2001, Globeshare has entered into agreements with 15 foreign registered brokerage firms with execution capabilities in over 25 global markets.

     Currently, with a single Globeshare trading account, investors in the U.S. and around the world can:

     o    buy and sell stocks in domestic and foreign markets,

     o    access original local research,

     o    chat at any time with a Live Broker, and

     o receive continuously updated quotes, economic news and earnings estimates by Bridge, Zacks Investment Services, Comtex and Barra.

     In the future, GGI plans to offer its clients a broader range of services, including the ability to execute cross-border transactions in fixed income securities through an international bond-trading network.

     The operations of Globeshare in 2000 resulted in a loss of $2,254,000. The market for electronic brokerage services over the Internet is rapidly evolving and intensely competitive. In view of the loss realized in 2000, management at Globeshare is reviewing its marketing strategy, the services and products which it has been offering to the industry and what changes may be necessary to achieve market acceptance and profitability. Globeshare has already shifted the direction of its marketing efforts from individuals to institutions, including other broker/dealers. This change in focus should reduce fixed costs and future cash requirements to increase market penetration.

Investment Banking

     Laidlaw Global Securities: Laidlaw Global Securities has the platform to emerge as a global investment bank for middle-market companies. Laidlaw Global Securities' investment banking professionals have completed numerous private placements, public stock offerings, and secondary equity and debt offerings. Since January of 1997, Laidlaw Global Securities has acted as either lead underwriter or co-underwriter in several following public offerings: Puro Water, Inc., Asia Pacific Wire & Cable Company, Augment Systems, Inc., Scheid Vineyards, Inc., JinPan International, Ltd. and Newmark Homes Corp. Laidlaw Global Securities also acts as a financial advisor to a number of middle-market companies in developing strategies for maximizing shareholder value. Laidlaw Global Securities provides fairness opinions and valuations, advice on recapitalization, mergers and acquisitions, advice on selling companies, and assistance with the private placement and public distribution of securities in the United States and abroad.

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

     See "Recent Developments"

     Laidlaw Pacific: It is anticipated that Laidlaw Pacific will offer a full range of corporate financial advisory services to clients including arranging initial public offerings, placing rights issues, takeovers, corporate restructuring and the underwriting of equities. Laidlaw Pacific has launched various fund raising activities throughout the Pacific Rim and in the United States. It has acted as sponsor and underwriter of numerous takeover, merger and acquisition activities. Laidlaw Pacific's investment banking strategy is to focus on initial public offerings by Internet corporations. To date, Laidlaw Pacific's operations have generated minimal revenues.

Asset Management and Investment Services

     Howe & Rusling: Laidlaw owns an 81% interest in H&R Acquisition Corp. whose wholly owned subsidiary Howe & Rusling is primarily engaged in asset management and services. Howe & Rusling was founded in 1930, and has successfully built and managed investment portfolios for over 465 institutional and high net-worth relationships. Howe & Rusling's client base includes high-net worth individuals, qualified retirement plans, and endowment funds and corporations.

     Howe & Rusling's successful investment approach is based on a conservative philosophy of building long term asset growth through low volatility investments. Management believes that this investment approach has resulted in a high client retention rate which is significantly better than typical investment managers.

     Since Laidlaw's purchase of majority control of Howe & Rusling, assets under management have grown from approximately $450 million in October 1996 to approximately $700 million as of December 31, 2000. The key element of our strategic plan is to build our asset management business by globally expanding the base of institutional and high net-worth clients.

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

F.   Employees

     As of April 7, 2000, we had 125 employees, of which 65 are employed full-time and 3 are employed part-time at Laidlaw Global Securities, 21 are employed full-time and 1 is employed part-time at Westminster, 25 are employed full-time at Howe & Rusling, 7 are employed full-time and 3 are employed part-time at Globeshare. We believe that one of our strengths is the quality and dedication of our employees and the shared sense of being a part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

     Through our online brokerage business, we anticipate to compete with discount brokerage firms, which generally execute transactions for customers while offering other services such as research, portfolio valuation and investment recommendations. We will compete directly with approximately one hundred discount brokerage firms already operating on the internet. It is also anticipated that our online brokerage business will also encounter competition from established full-commission brokerage firms. Many of these brokerage firms have also begun conducting business online.

H.   Trademarks

     We have applied for registration for a variety of trademarks in the United States and abroad for use in the businesses of our subsidiaries. In the United States we have applied for the trademarks LAIDLAW GLOBAL, GLOBEBOND, GLOBEPROPERTY and GLOBESHARE. The GLOBESHARE trademark has also been registered in several Asian, Central American, South America and European countries. We regard our intellectual property as being an important factor in the marketing of Laidlaw. We are not aware of any facts which would negatively impact our continuing use of our trademarks.

I.   Regulation

Regulation of the Securities Industry and Broker-Dealers

     The securities industry - and all of our businesses - is subject to extensive regulation under both federal and state laws. In the United States, the Securities and Exchange Commission ("Commission") is the federal agency responsible for the administration of the federal securities laws. Laidlaw Global Securities, Westminster, and Globeshare are NASD member firms. Laidlaw Global Securities, Westminster, and Howe & Rusling are registered investment advisors with the Commission. Westminster is also a New York Stock Exchange ("NYSE") member firm. Securities firms are subject to regulation by the Commission and by self-regulatory organizations ("SROs"), including but not limited to the NASD, the Municipal Securities Review Board (the "MSRB") and national securities exchanges such as the NYSE. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Laidlaw Global Securities is a registered broker-dealer in 50 states, the District of Columbia and the Commonwealth of Puerto Rico. Failure to comply with the laws, rules or regulations of the Commission, SROs and state securities commissions may result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion by such entities of a broker-dealer, an investment adviser, officers, or employees. The Commission and SROs regulate many aspects of our business including trade practices among broker-dealers, capital structure and withdrawals, sales methods, use and safekeeping of customers' funds and securities, the financing of customers' purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. Additional legislation, changes in the rules promulgated by SROs or changes in the interpretation of enforcement of existing rules, either in the United States or elsewhere, may directly affect the mode of operation and profitability of Laidlaw.

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

Effect of Net Capital Requirements

     As a registered broker-dealer and member of various SROs, we are subject to the Uniform Net Capital Rule under the Exchange Act. The Uniform Net Capital Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. As of December 31, 2000 and 1999, our broker-dealer subsidiaries including Laidlaw Global Securities and Westminster were required to maintain minimum net capitals. Laidlaw Global Securities was required to maintain minimum net capital of $100,000 and $158,519, respectively, and had total net capital of approximately $1,347,938 and $3,783,827, respectively. Westminster was required to maintain minimum net capital of $100,000 for both years and had total net capital of approximately $1,986,095 and $1,306,555, respectively. As of December 31, 2000, Globeshare, the newly formed broker-dealer was required to maintain minimum net capital of $27,019 and had total net capital of approximately $52,220. Of the net capital maintained by Westminster, $600,000 was advanced in the form of subordinated debt by the shareholders of the company.

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

Item 2. Description of Property.

     Our principal executive offices, which are occupied by Laidlaw, Laidlaw Global Securities, Westminster and Globeshare Group, Inc., are located on the 25th, 27th, 28th and 29th floors at 100 Park Avenue, New York, New York and comprise approximately 30,467 square feet of leased space. The lease of space located on the 25th and 27th floors expires in 2005 and the lease of space located on the 28th and 29th floors expires in 2010.

     Outside New York, Laidlaw Global Securities occupies 900 square feet of office space in Miami, Florida. Westminster occupies 650 square feet of office space in Miami, Florida. Howe & Rusling's executive office is located at 120 East Avenue, Rochester, New York. Howe & Rusling leases office space aggregating approximately 7,333 square feet under a lease that expires February 28, 2007.

     Consistent with our global approach to our business and with the plan to expand the operations of the Paris, France office, Laidlaw International S.A. leases 5,221 square feet of office space under a lease that expires November 30, 2009.

Item 3. Legal Proceedings.

     In the normal course of business, we are subject to various legal proceedings. However, in management's opinion, there are no legal proceedings pending against us or any of our subsidiaries that would have a material adverse effect on our financial position, results of operations or liquidity.

     Galacticomm Technologies, Inc. vs. Laidlaw Global Securities, Inc.

     The Company is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. The Company acted as a member of a selling group, pursuant to which the Company agreed to purchase 200,000 shares of Galacticomm at $5.40 per share and 200,000 warrants of Galacticomm at $0.09 per warrant. Additionally, the Company agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. Prior to the settlement of the IPO, the Company had satisfied all its commitments as part of its agreement with the lead underwriters. Prior to the settlement of the IPO, the lead underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the lead underwriters, the lead underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the underwriting group in a Florida state court seeking damages for breach of the underwriting agreement.

Greek Capital Commission vs. Laidlaw Global Corporation

         In February, 2001, the Greek Capital Market Commission ("CMC") assessed fines of $156,000 against a subsidiary of Laidlaw and $408,000 against Laidlaw. The CMC determined that the subsidiary failed to file notice of its acquisition and disposition of shares in a Greek company. The subsidiary never owned any shares; the shares were purchased by customers of the subsidiary. The fine against Laidlaw came about because we didn't deny publications of alleged false percentages of ownership by ourselves in the Greek company. Laidlaw had never owned any shares in the Greek Company. The determinations are being appealed and we believe the findings of the CMC will be overturned upon appeal.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended December 31, 2000. However, at a special meeting of shareholders held February 27,2001, the shareholders elected the persons set forth in Item 9 to the Board of Directors, ratified the appointment of Granton Thornton LLP as auditors for the Company, and gave discretionary authority to the Board of Directors to implement a 1 for 5 reverse stock split.


Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

     Laidlaw's common stock has been traded on the American Stock Exchange ("AMEX") since May 18, 2000 under the symbol GLL. Prior thereto and subsequent to the acquisition of Laidlaw Holdings on June 8, 1999, the common stock was traded on the OTC Bulletin Board under the symbol LAIG. Prior to the acquisition, the common stock was traded under the symbol FTKV. The following table sets forth the high and low closing prices per share as reported by the AMEX during the period the shares have been traded on the AMEX and the high and low closing prices during the period the shares were traded on the OTC Bulletin Board. The market prices have been adjusted to give retroactive effect to the Reverse Stock Split and the Forward Stock Split. The quotations while the shares were traded on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                                            Common Stock
                                            --------------------------------------------
                                                  2000                         1999
                                            --------------------------------------------
                                                  Prices                          Prices
----------------------------------------------------------------------------------------
Period                                       High       Low              High        Low
----------------------------------------------------------------------------------------
First Quarter.............................  $10.56     $ 5.50               --        --
----------------------------------------------------------------------------------------
Second Quarter............................  $ 7.50     $ 2.625          $13.42      $0.43
----------------------------------------------------------------------------------------
Third Quarter.............................  $ 3.00     $ 1.1875         $21.08     $12.50
----------------------------------------------------------------------------------------
Fourth Quarter............................  $ 1.25     $ 0.50           $18.125    $7.625
----------------------------------------------------------------------------------------

The closing price of the common stock on March 29, 2001 was $0.42.

Holders

     On March 31, 2001 there were 159 holders of record of Laidlaw's common stock.

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

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

     Laidlaw Global Corporation is a global financial services firm that operates in two business segments: brokerage, which includes investment banking and sales and trading, and asset management. It has two subsidiaries that operate in both segments: Laidlaw Holdings, Inc., a holding company which owns 100% of Laidlaw Global Securities, Inc., and 81% of H & R Acquisition Corp., and Westminster Securities Corporation, an NYSE member firm which was acquired by Laidlaw on July 1, 1999. Laidlaw has a third subsidiary Globeshare Group, Inc. (formerly Global Electronic Exchange, Inc.), a holding company that owns 100% of Globeshare, a broker-dealer. Globeshare, which commenced its U.S. operation in October 1999 and operated initially as a division of Laidlaw Global Securities, Inc., received approval for NASD membership as a broker-dealer on February 8, 2000. Operations of the on-line broker were transferred from Globeshare as a division of Laidlaw Global Securities to Globeshare as a broker dealer on May 18, 2000. Globeshare Group, Inc. changed its name from Global Electronic Exchange, Inc. on November 1, 2000.

     Laidlaw's results of operations for the year ended December 31, 2000 and 1999 are herein discussed. For the purpose of this analysis, the operating subsidiaries acquired by Laidlaw are retroactively consolidated into the public company.

     Market fluctuations and economic factors may materially affect Laidlaw's results of operations. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a global nature. These factors include economic and market conditions; the availability of capital; the availability of credit; the level and volatility of equity prices and interest rates; currency values and other market indices; and technological changes and events. The increased use of the Internet for securities trading and investment services are important factors, which may effect Laidlaw's operations. Inflation and the fear of inflation as well as investor sentiment and legislative and regulatory developments will continue to affect the business conditions in which our industry operates. Such factors may also have an impact on Laidlaw's ability to achieve its strategic objectives on a global basis, including growth in assets under management, global investment banking and brokerage services activities as well as the future success of Globeshare Group, Inc., which will continue to require substantial resources.

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

     Laidlaw's results of operations also may be materially affected by competitive factors. Recent and continuing global convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations even though Laidlaw's strategy has been to situate itself in markets where it has an edge over competition due to strong local connections and access to foreign brokerage firms and investors. Laidlaw though global in its intervention wants to establish itself as the "local player" throughout the world. Revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. Laidlaw intends to manage its businesses for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. Laidlaw's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing technological updates and innovation, and carefully managing risks in all the securities markets it gets involved in. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for Laidlaw to remain profitable and competitive.

     Laidlaw believes that the technological advancements in the internet and the growth of electronic commerce in recent years will continue to present both challenges and opportunities to the Company. Laidlaw gives special importance to innovations in this field, which could lead to significant changes in the financial markets and financial services industry as a whole. Laidlaw's initiatives in this area have included the participation in the development of Globeshare, an on-line broker, enabling investors to currently trade securities in 44 different equity markets around the world. Laidlaw plans to further develop Globeshare and its web site Globeshare.com in the future with the stated goal of making Globeshare the leading on-line broker, which offers investing in over 50 different equity markets worldwide.

Global Economic and Market Developments in Fiscal 2000

         Globally, the favorable market and economic conditions of 1999 continued to persist in the first half of 2000. This trend was reversed after increasing oil prices and a strong consumer spending resulted in inflationary pressures. Subsequently, major central banks around the world initiated interest rate increases, which, along with slowing corporate earnings growth, led to a negative climate in the global equity and fixed income markets. In the U.S., the Federal Reserve responded to strong growth and inflation fears by raising the Federal Funds rate by an aggregate of 100 basis points over the first half of 2000. Economic conditions in Europe were also volatile. The region's strong economic growth, coupled with a depreciating euro and a sharp rise in energy prices led to fears of rising inflation. As a response, the European Central Bank raised interest rates six times by a total of 1.75% within the EU. In addition, economic uncertainty in Asia, especially in Japan, and certain emerging market nations had a negative impact on investor confidence. Periods of high volatility, low levels of liquidity and increased credit spreads, created difficult conditions in the global financial markets. Overall stock indexes in the foreign industrial countries generally declined and stock prices in emerging market economies were generally quite weak. This uncertain and turbulent global market and economic environment contributed to Laidlaw's weak results in fiscal 2000.

         In the U.S., the combination of exceptionally strong growth in the first half of 2000 and subdued growth in the second half resulted in a rise in real GDP of about three and half percent for the year overall. Domestic demand started out the year with incredible vigor but decelerated thereafter and was sluggish by year-end. Amid fears that the economy was growing at an unsustainable rapid rate that would lead to inflationary pressures on the economy the Federal Reserve shifted its goal towards curbing U.S. growth. The Fed aimed to stabilize growth through a series of interest rate hikes, six interest rate increases occurred from June of 1999 to May of 2000 that totaled
1.75 percent, targeted towards a soft landing of the U.S. economy. Financial markets in 2000 were influenced by the changing outlook for the U.S. economy and monetary policy and by shifts in investors' perceptions of and attitudes toward risk. Market conditions were volatile for the better part of fiscal 2000. Following the record highs most major equity indexes reached in March, stock prices turned lower, declining considerably over the last four months of the year. Equity prices fell from their highs during spring, with a particular steep drop in the Nasdaq, as investors grew more concerned about the lofty valuations of some sectors and the prospect of higher interest rates. Especially the technology, telecommunications and Internet sectors fell precipitously from high levels and near-term earnings forecasts were revised down sharply late in the year. On balance, the broadest stock indexes fell more than ten percent during fiscal 2000, and the tech-heavy Nasdaq was down nearly forty percent. Nevertheless, certain economic indicators remained favorable. Despite the fact that growth of employment slowed over the year, the unemployment rate remained around the lowest sustained level in more than thirty years and core inflation remained low in 2000 in the face of sharp increases in energy prices.

         Mergers and acquisitions were robust during the first half of fiscal 2000. As economic growth moderated and profits weakened, capital spending decelerated sharply.

         The markets for the underwriting of securities also were negatively impacted by the generally volatile market and economic conditions that existed during much of fiscal 2000. The considerable drop in valuations in some sectors and the elevated volatility of equity price movements caused the pace of initial public offerings to slow markedly over the year. The slowdown was particularly evident in the technology sector. In total, the dollar amount of initial public offerings by domestic non-financial companies tapered off in the fourth quarter to its lowest level in two years. This adverse economic climate has negatively affected Laidlaw's subsidiaries and the revenues generated from investment banking activities.

         Laidlaw aims to further develop the Globeshare project. In order to assure that the Globeshare project in its current phase does not drain the resources of Laidlaw, Globeshare Group, Inc. has continued its financing efforts through private sources of equity financing. In 2001, Laidlaw intends to further finance Globeshare Group, Inc. through additional private equity capital raising activities.

         Currently all the strategic partnership agreements signed by Globeshare Group, Inc. provide for revenue sharing based on the source of the customer and the location of the trade. Other than maintenance of the trading systems and web sites, Laidlaw and its subsidiary have no financial obligations to any of the strategic partners that are participating in the trading Globeshare network.

         The new Board of Directors has continued its efforts to position Laidlaw in new markets and ventures. Management has continued to focus its activities in areas that take into consideration the cost structure of Laidlaw and the constraint to allocate resources efficiently and in priority to ventures that can reasonably be expected to self-finance on a short term basis.

Results of Operations for the Years Ended December 31, 2000 and 1999

     Laidlaw posted a loss of $5.71 million in fiscal 2000, compared to the net profit of $4.75 million in fiscal 1999. This significant decrease in net income is due to the adverse economic conditions experienced both domestically and internationally. Globally, the foreign markets overall experienced a decline during fiscal 2000. Stock prices in emerging markets were generally quite weak, coupled with low trading volume, adversely affecting Laidlaw. Domestically, the steep decline of Nasdaq had a great impact on Laidlaw as its institutional clients mostly invested in the technology sector. The combination of the extremely sharp reduction of global market commissions revenues and the drop in volume received from institutional investors has cost a drop of approximately $6.0 million in revenues. We are currently experiencing delays in implementation of an investment banking transaction accrued in the second quarter of 2000 related to the intermediation of the purchase of a German bank. While the transaction is still being worked on by Laidlaw and Laidlaw might still receive the pertinent fee, Laidlaw has chosen to reverse the inclusion of the fee as income in 2000.

     At the same time, expenses for the Company have increased by approximately $4 million reflecting increased expenses related to the consolidation of the Westminster subsidiary for the whole year of 2000, the development of Globeshare and the hiring of additional key executives in H & R Acquisition as a strategy to further develop its business.

     Basic loss per common share was $.27 in fiscal 2000 compared to a basic income per share of $.26 in fiscal 1999.

     The essential part of the loss incurred in 2000 was generated by two subsidiaries, namely Laidlaw Global Securities, Inc. and Globeshare Group, Inc. Laidlaw Global Securities, Inc. which saw a sharp decrease in its commissions volume strictly related to the market performance of the emerging global markets and the NASDAQ market in the U.S. Aside from these factors, one has to notice that Laidlaw Global Securities has carried a disproportionate amount of the costs associated with the parent public company and more particularly the legal, accounting and marketing development costs. Globeshare Group, Inc. presented a particularly difficult problem for the group due to the high cost of technological development still required at a time of sharp reduction of the commissions volume generated in light of the reduction in commissions resulting from financials markets that have consistently moved to the down side since March 2000. In many instances the lack of development of technological connections has affected the ability of the partners to generate commissions business. The operations of Globeshare in 2000 resulted in a loss of $2,254,000. The market for electronic brokerage services over the Internet is rapidly evolving and intensely competitive. In view of the loss realized in 2000, management at Globeshare is reviewing its marketing strategy, the services and products which it has been offering to the industry and what changes may be necessary to achieve market acceptance and profitability. Globeshare has already shifted the direction of its marketing efforts from individuals to institutions, including other broker/dealers. This change in focus should reduce fixed costs and future cash requirements to increase market penetration.

     The Westminster subsidiary has managed to contribute $322,930 to the consolidated net income in 2000 albeit lower than the 1999 income consolidated for the last six months of $665,529, nevertheless, a respectable performance considering the market conditions of 2000. The Westminster subsidiary which had previously extended its floor operations activities has seen the proportion of total commissions increase 73% in 2000.

     All of the aforementioned factors contributed to Laidlaw's consolidated net loss of $5,712,556 for the year ended December 31, 2000. However, if the loss derived from the operations of the internet company Globeshare Group, Inc. and its wholly owned subsidiary Globeshare and the one time charge against income relative to the cessation of operations of the Greek subsidiary Lead Capital were deducted from the consolidated results of operations, Laidlaw's traditional business resulted in a net loss of only $3,214,104. The decrease in the profit of Laidlaw's traditional lines of business compared to the net profit of $4,753,469 for the year ended December 31, 1999 were attributed mainly to the reduction in commission revenue from institutional customers of Laidlaw Global Securities due substantially to the NASDAQ correction and the sharp correction in some overseas securities markets as explained previously. This material decrease in revenue was, however, partially offset by fees earned during the first quarter from the clients' participation in overseas securities offering and an increase in commission revenue contributed by the Westminster Securities Corp. subsidiary which was consolidated with the Company for the full year in 2000 and only for the last six months in 1999. Throughout the first three quarters of 2000, Laidlaw sustained increases in salaries and employee benefits and travel and promotional expenditures related to the acquisition of the new subsidiaries and the efforts to develop more business and clientele for the newly merged group and the internet based business.

     The Laidlaw Pacific acquisition had an immaterial impact at the level of the consolidation of the results of that operation since the acquisition only involved the acquiring of the licenses for corporate finance and money management, cash and two employees. The benefits of that acquisition are in the process of materializing through increased contacts and the access to new transactions. Laidlaw clients were recently able to participate in a Hong-Kong private placement as a result of contacts obtained through the Hong Kong subsidiary.

     In 2000 and the prior years, Laidlaw operated in two principal segments of the financial services industry, namely asset management and brokerage activities. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

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

     The commission revenues which represent 47% and 48% of total revenues for the years ended December 31, 2000 and December 31, 1999 respectively, are geographically categorized as follows:

     For the year ended December 31, 2000, revenues of $1.0 million were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets, revenues of approximately $340,000 were generated from the activities of Westminster from foreign markets, and revenues of $9.65 million were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. Globeshare generated $428,907 revenues from online trading U.S. and overseas customers. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals. For the year ended December 31, 1999, most of the commissions were generated by Laidlaw Global Securities since the Westminster subsidiary was merged into the group only on July 1, 1999. Revenues of $5.6 million were generated from activities on behalf of foreign and U.S. institutional customers in foreign markets.

     Asset Management fees from Howe & Rusling and partly from Laidlaw Global Securities amount to $5,517,140 and $5,816,344 for the years ended December 31, 2000 and December 31, 1999, which represent 23% and 19% of the firm's revenue for the respective periods. Corporate finance fees of Laidlaw Global Securities amount to $1,845,693 and $1,256,160 for the years ended December 31, 2000 and December 31, 1999, which represent 8% and 4% of the firm's revenue. Investment banking fees from Laidlaw Global Securities amount to $90,697 for the year ended December 31, 2000, which represent .4% of the firm's revenue for the year. Investment banking fees from Laidlaw Global Securities and partly from Westminster amount to $1,233,089 for the year ended December 31, 1999, represent 4% of the firm's revenue. In 1999, Laidlaw generated approximately $950,000 revenue from a transaction involving the sale of warrants.

     In the future Laidlaw will aim at diversifying its commission revenues by generating a large portion of its revenues both from an expanded retail customer business in Laidlaw Global Securities and the Internet business through the development of Globeshare. Management continues to view the costs associated with Globeshare as investment costs related to the future diversification of the revenue sources of Laidlaw.

     Salaries and other employee expenses for the year ended December 31, 2000 increased to $8.8 million from $7.9 million for the year ended December 31,1999. The increase in this expense primarily relates to the addition of the Westminster compensation costs, the hiring of personnel for the Globeshare Group, Inc. and the H & R Acquisition Corp. subsidiaries and additional key professional staff, and the inclusion of the effect of the conversion of the options of the H & R officers into compensation.

     Commissions expense for the year ended December 31, 2000 decreased to $6.7 million from $9.4 million for the year ended December 31, 1999. The decrease is attributable to the decrease in commission revenue.

     Clearing expenses for the year ended December 31, 2000 increased to $1.7 million from $1.4 million year ended December 31, 1999. Clearing expenses, which primarily consists of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the increment in such expenses related to the operations of Westminster which was consolidated to the group starting in July 1, 1999 and of Globeshare which started its own operations in May, 2000.

     Rent and utilities expenses for the year ended December 31, 2000 increased to $1.5 million from $1.2 million for the year ended December 31, 1999. Rent and utilities expenses, which include cost of leasing office space and space with our internet service provider, increased primarily due to the cost of renting the "cages" for the internet infrastructure of the Globeshare Group subsidiary. Management expects the costs related to technology development will continue to grow as Laidlaw continues to invest in Globeshare Group, Inc. and its broker-dealer subsidiary Globeshare Inc., and enhances the other subsidiaries' infrastructure to enable Laidlaw as a whole to compete better in the industry.

     Communications and information systems for the year ended December 31, 2000 increased to $2.4 million from $1.5 million for the year ended December 31, 1999. Communications and information systems expenses, which include telephone, quotes and other information costs, increased primarily due to the increment in such expenses related to the operations of Westminster which was consolidated to the group starting in July 1, 2000 and of Globeshare starting in May, 2000. The internet-based operations of Globeshare necessitated the use of services for obtaining quotes in foreign markets.

     Depreciation and amortization expenses for the year ended December 31, 2000 increased to $2.2 million from $668,604 as of December 31, 1999. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, as well as amortization of goodwill in the purchase of H & R Acquisition and Westminster, increased primarily due to the increment in such expenses related to the technology infrastructure developed for the Globeshare Group subsidiary and to the full year recognition of the goodwill amortization pertinent to the purchase of Westminster.

     Client-related marketing expenses for the year ended December 31, 2000 increased to $1.2 million from $205,473 for the year ended December 31, 1999. The increase in client-related marketing expenses are relative to the efforts of management in developing strategic alliances with foreign partners and in promoting brand name recognition for Laidlaw and Globeshare, the on-line broker-dealer subsidiary of Globeshare Group, Inc.

     Professional fees for the year ended December 31, 2000 increased to $2.1 million from $1.0 for the year ended December 31. 1999. The increase in professional fees resulted from the addition of Westminster, the accounting and legal fees related to the SEC regulatory filings, the fees paid to public relations firms related to the efforts to promote the Laidlaw and Globeshare names here and overseas, and the fees paid to outside technical consultants and an executive recruitment firm.

     Interest expense for the year ended December 31, 2000 decreased to $355,817 from $601,666 for the year ended December 31, 1999. The decrease in interest expense resulted from the conversion of $9,876,000 of Company loans to equity in the summer of 1999.

     Dues and assessments for the year ended December 31, 2000 increased to $821,669 from $364,501 for the year ended December 31,1999. The increase in dues and assessments resulted from the fees paid by the Company to the American Stock Exchange when its stock became listed in May, 2000 and to the German over the counter market where its stock was listed beginning March, 2000, the fees paid by Westminster to the New York Stock Exchange for seat lease, and the registration fees paid by Westminster and Globeshare to the NASD and the various states in 2000.

     All other expenses for the year ended December 31, 2000 increased to $2.5 million from $2.4 million for the year ended December 31, 1999. These expenses consist, among other things, of travel and entertainment costs, office supplies, insurance, loss on the investment in Lead Capital, and other miscellaneous expenses. The addition of the Westminster and Globeshare Group, Inc. subsidiaries to the group necessarily increased these operational costs.

Liquidity and Capital Resources

     The creditworthiness of Laidlaw has improved substantially as a result of the conversion of $8 million of its 8% Convertible Notes into equity. An offer to exchange the 12% Senior Secured Euro-Notes into shares of common stock of Laidlaw yielded a strong response from the note holders who have agreed to exchange $1.9 million in principal indebtedness of the total $2.305 million for Laidlaw common stock. The change in debt structure has begun to have a material impact on Laidlaw's cash flow due to material interest expense savings and the availability of funds for operations instead of debt repayments. However, there has been a substantial reduction in the cash and cash equivalents balance as of December 31, 2000 as compared to December 31, 1999 principally to due the loss incurred, the repayment of the H & R Acquisition Corp. notes payable, and the acquisition of computer hardware and software relative to the infrastructure build up for the Globeshare Group subsidiary.

     Laidlaw currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, Laidlaw may need to raise additional funds. Funds will initially be raised through the issuance of private equity securities in the Globeshare Group subsidiary. Though Laidlaw's existing shareholders may experience additional dilution in ownership percentages or book value, the search for funding through private financing at the level of the subsidiaries along with direct application to the specific projects of these funds should result in an overall reduced dilution effect on Laidlaw. Laidlaw cannot give any assurance that additional funds will not be needed to respond to industry changes, competitive pressures and unforeseen events. If such funds are needed, there can be no assurance that additional financing will be available.

The Balance Sheet

     The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share. The purpose of illustrating these ratios is to indicate the sustained positive liquidity and financial position of Laidlaw for the year ended December 31, 2000 despite the net loss incurred for the year.


                                        As of                  As of
                                   December 2000           December 1999
                                         (in $ except for ratios)

     Adjusted Assets (1)             22,770,577             30,817,915
     Leverage Ratio (2)                 2.31                   2.10
     Adjusted Leverage Ratio (3)        2.31                   2.10
     Book value per share (4)           0.36                   0.55

(1) Adjusted assets represent total assets.

(2) Leverage ratio equals total assets divided by equity capital.

(3) Adjusted leverage ratio equals adjusted assets divided by equity capital.

(4) Book value per share was based on common shares outstanding at December 31, 2000 and 1999.

Recent Developments

     The Company has made the strategic decision to focus the thrust of its business development towards global market products. In April 2001, the Company entered into an agreement with the management of its subsidiary, Westminister, and Westminster's management, to sell the stock and business of Westminister to its management. The agreement provides for a purchase price of $1,000,000; $700,000 payable at closing (including prepayment of $600,000 currently owed to the Company pursuant to a promissory note); $150,000 payable each year for the two years following the closing with interest at 10% per annum. In addition, management of Westminister will return to the Company 4,500,000 shares of the Company's common stock which they own. The closing of the agreement is conditioned upon various terms and conditions including the approval of the New York Stock Exchange.

Item 7. Financial Statements.

     In response to this Item, financial information contained on pages 41 to 70 of this Annual Report for the year ended December 31, 2000 is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     There have been no changes in or disagreements with independent auditors on accounting and financial disclosure.

PART II

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers

     As a condition of the Reorganization Agreement, the officers and directors of Laidlaw Holdings became the officers and directors of Laidlaw. The Reorganization Agreement also provided that John P. O'Shea, the President and Director of Westminster, would serve as a director of Laidlaw. The following table lists the executive officers and directors of Laidlaw:

Name                       Age       Position
----                       ---       --------
Larry D. Horner            66        Chairman of the Board and Director

Roger Bendelac             44        President, Chief Operating Officer,
                                        Secretary and Director

Jean-Marc Beaujolin        56        Director

Philip Connor III          39        Director

Carlos C. Campbell         63        Director

John P. O'Shea*            44        Director

Marc Riez                  37        Director

Arthur James Niebauer*     42        Director


* Resigned effective April 11, 2001.

     Larry D. Horner was re-appointed as the Chairman of the Board in September 2000, and served as a member of the Board of the Company since November 1999. From June 1999 to November 1999, he served as Chief Executive Officer, Chairman of the Board and a director of the Company. From June 1999 to November 1999, he served as Chief Executive Officer, Chairman of the Board and a director of Laidlaw Holdings. Mr. Horner has served as Chairman of the Board of Laidlaw Pacific (Asia) Ltd. ("Laidlaw Pacific"), a subsidiary of the Company, since October 1994. He has also served as and as a director of Globeshare Group, Inc. since its inception in February of 1999. Mr. Horner has spent over 36 years with KPMG International as well as KPMG Peat Marwick (U.S.A.) where he served as Chairman of the Board and Chief Executive Officer from 1984 to 1990. Mr. Horner also serves as Chairman of the Board of Directors and a board member to several corporations including Pacific USA Holdings Corp., PUSA Investment Company, Asia Pacific Wire & Cable Co., Ltd., and as a board member of American General Corp., Phillips Petroleum Company, Lotus Biochemical, Inc., Newmark Homes Corp., Atlantis Plastic Corporation, and UT Starcom, Inc.

     Roger Bendelac has served as President and Chief Operating Officer of the Company since November 1999 and the Chief Executive Officer since September 2000. He has also served as Secretary and a director of the Company since June 1999. He served as the Chief Financial Officer since June 1999 until September 2000. From July 1997 to November 1999, Mr. Bendelac served as Chief Financial Officer, Secretary and as a member of the Board of Directors of Laidlaw Holdings. He has also served as an executive officer and a director of Laidlaw Global Securities since March 1999 and as President, Chief Financial Officer, Secretary, Treasurer and a director of Globeshare Group, Inc. since its inception in February of 1999. From 1989 to 1997, Mr. Bendelac served as an investment executive with Westminster Securities Corporation. Prior to that Mr. Bendelac was a Senior Vice President at Shearson Lehman Hutton, Inc. and a Senior Vice President at Oppenheimer & Co., Inc Mr. Bendelac is a Graduate of the Institut d'Etudes Politique of the University of Paris, France and of the Columbia Graduate School of Business in New York where he obtained an M.B.A. with a major in Finance and International Business in 1980.

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

     Philip Connor III has served as a Director of the Company since July 1, 2000. Mr. Connor has served as Head of Institutional Sales of Laidlaw Global Securities since February 1998 and has served as Executive Vice President and a director of Globeshare Group, Inc. since its inception. From 1994 to 1996, Mr. Connor served as a Senior Vice President of Prudential Securities in their Private Client Alliance Group, and from 1989 to 1994, he served as a Senior Vice President in the Private Client Alliance Group at Oppenheimer & Co., Inc.

     Carlos C. Campbell currently operates a consulting business in Reston, Virginia and serves on the Board of Directors for Resource America, Inc. and Pico Holdings, Inc., both NASDAQ companies. He also serves on the Board of Directors for Retirement Street.Com, the Armed Forces Dental Benevolent Association and the Board of Advisors for Passport Health, Inc. He has previously served on the Board of Directors for Dominion Bank, Graphic Scanning, Inc., both NYSE companies, Cataract, Inc., Computer Dynamics, Inc., SENSYS, Inc. and numerous other corporations. In 1981, Mr. Campbell was appointed by President Ronald Reagan as the Assistant Secretary of Commerce for Economic Development with the U.S. Department of Commerce. He represented President Reagan as his Envoy to the State Funeral of King Sobhuza II of Swaziland. He served as the White House Urban Policy Task Force and the President's Counsel on Integrity and Efficiency, and as a Member of the U.S. Department of the Treasury Task Force on Debt Management. He led numerous Trade Delegations and participated in forums in Europe, Africa, the Caribbean and South America. He also held positions as the alternate U.S. Executive Director, Inter-American Development Bank, Special Assistant, U.S. Department of Housing and Urban Development, and Deputy Assistant Administrator for Resources Development, American Bicentennial Administration. He has visited over thirty-six nations. During the nine years of active service as a Naval Aviator and Intelligence Officer, he achieved the rank of Lieutenant Commander and acquired over 1,000 flight hours in Pacific area Patrol Squadrons. He also served with the Defense Intelligence Agency Headquarters in Washington, D.C. Mr. Campbell has a Master of City and Regional Planning from Catholic University, a diploma in Engineering Science from the U.S. Naval Post Graduate School and B.S. from Michigan State University. He also completed a seminar in Professional Public Management conducted by the Harvard Graduate School of Business and the Kennedy School of Government. He is the author of New Towns, Another Way to Live, a 1976 Book-of-the-Month Club selection, and over 100 articles published in newspapers and magazines. Mr. Campbell is a licensed pilot and sailor.

     John P. O'Shea has served as a director of Laidlaw since July 1, 1999. Since September 1998, he has served as President and Chief Operating Officer of Westminster. He joined the Board of Directors of Westminster in January 1997, after serving 10 years as Vice President. From 1982 to 1987, Mr. O'Shea served as Syndicate Manager of Yammer & Co., an American Stock Exchange Member Firm. He is an Allied Member of the New York Stock Exchange and is a Member of the New York Board of Trade. He is also the owner of the Las Vegas Coyotes, a professional roller hockey team. He received a BA and MA in Economics from the University of Cincinnati.

     Marc Riez has been employed by a subsidiary of the Company, Laidlaw International S.A.R.L. since October 2000 where he is helping to establish brokerage activities in the European Union markets. From August 1990 tp October 2000, Mr. Riez served as a Managing Director and as Chief Executive Officer of the International Finance Futures (AXA Group) where he focused on trading in French and German equities, derivatives, and options futures markets. Mr. Riez has a Master's degree in Finance from the school of the "Hautes Etudes Commerciales."

     Arthur James Niebauer has served as a broker on the floor of the New York Stock Exchange since September 1999 and a Chief Investment Officer for Water Street Limited since May 1996. From May 1996 until September 1999, he served as Managing Director for Walter J. Dowd, Inc. In July 1991, he founded Berkshire Securities Corporation and served as Vice President, Secretary, Treasurer and Compliance Officer until May 1996. From April 1992 until September 1998, Spear Leeds & Kellogg employed him for dual registration for state regulations. Mr. Niebauer ran independent floor operations through Adler Coleman from May 1991 until April 1992 and prior to that served as an Independent Registered Representative for Spear Leeds & Kellogg from December 1990 until March 1991.


Key Employees

     Thomas Rusling has served as the President of Howe & Rusling since 1965. He is a member of Howe & Rusling's Executive Committee, Investment Committee and Strategy Group. Mr. Rusling has more than three decades of portfolio management and corporate experience. He received a BA in Economics from Yale University and later achieved the Chartered Financial Analyst designation.

     Jack Anderson has served as the Executive Vice President of Howe & Rusling since 1977. He is a member of Howe & Rusling's Executive and Investment Committees. Prior to joining Howe & Rusling, Mr. Anderson served as a financial accountant for a Fortune 500 company and as an account executive for a respected brokerage firm. He received a BS in Engineering from Brown University and an MBA from Boston University. Mr. Anderson plans to retire during the current fiscal year.

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

Committees on the Board

     The Board of Directors has established a Stock Option Committee, composed of Larry D. Horner, the Chairman and an independent director of Laidlaw, and Jean-Marc Beaujolin, an independent director of Laidlaw, who are responsible for administering the Laidlaw 1999 Omnibus Plan. The members of the Stock Option Committee are no longer eligible to participate in the Omnibus Plan and qualify as disinterested persons for purposes of Rule 16b-3(c)(2)(i) of the Exchange Act.

     The Board of Directors has established a Compensation Committee, composed of Messrs. Larry D. Horner, Jean-Marc Beaujolin and Carlos Campbell. The Compensation Committee is responsible for determining the compensation to the Company's Officers and Directors.

     The Board of Directors has also established an Audit Committee, composed of Messrs. Carlos Campbell, a director of the Company, and Jean-Marc Beaujolin. The Audit Committee is responsible for reviewing the results and scope of the audit and other services provided by the Company's independent auditors as well as review accounting and control procedures and policies. The Audit Committee held its first meeting on March 7, 2000 to adopt its written charter, a copy of which is annexed hereto. The Audit Committee also discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented, received written disclosures and letters from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as may be modified or supplemented, and discussed the independent auditor's independence. At the meeting, the members of the Audit Committee and the independent auditors determined that the members of the Audit Committee are independent as such term is defined under Section 121(A) of The American Stock Exchange listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

     The following persons and entities have previously filed a Form 3 with the Commission. However, each such person and entity did not file such form on a timely basis as required by section 16(a) of the Exchange Act during the most recent fiscal year:

     Jean-Marc Beaujolin - Director
     Philip Connor III - Director
     Carlos C. Campbell - Director

Item 10. Executive Compensation.

Summary Compensation

     The following table sets forth the cash compensation paid by the company to executive officers who received compensation in excess of $100,000 during fiscal years 2000, 1999, and 1998.


                                           SUMMARY COMPENSATION TABLE

                                                                             Long-Term Compensation
                                      Annual Compensation                    Awards          Payouts
                                                                             Securities         LTIP            All Other
Name and Principal                                Salary         Bonus       Underlying         Payouts         Compensation
Position                              Year        ($)            ($)         Options (#)        ($)             ($)
--------                              ----        ---            ---         -----------        ---             ---
Roger Bendelac, President, Chief
Executive Officer, Chief Operating    2000        165,000        30,000          150,000         --           52,907
Officer, and Secretary
                                      1999        101,250        98,000           62,700         --          177,067

                                      1998             --            --          225,000         --          154,233

Anastasio Carayannis *                2000        138,750            --               --                     170,157

                                      1999        175,000       302,000           62,700         --          629,469

                                      1998        158,333            --               --         --          242,200

Daniel Bendelac **                    2000        165,000        19,526          100,000         --               --

                                      1999        150,000       134,103           62,700         --               --

                                      1998         50,577        10,000          375,000         --               --

     Bonuses awarded in 1999 were accrued in December 1999 and paid in January 2000. All other compensation was earned from commissions generated by the Laidlaw Global Securities business.

* Resigned as Chairman of the Board and Chief Executive Officer on September 15, 2000.
**Deceased December, 2000.

Options Granted

     The following table sets forth information with respect to stock options granted under the Laidlaw Omnibus Plan between May 15, 1997 and March 31, 2001 to executive officers of Laidlaw and its subsidiaries.

                    OPTIONS GRANTED FROM THE PERIOD BEGINNING
                      MAY 15, 1997 AND ENDING MARCH 31, 2001


                                           Percentage of
                                           Total Options                                       Potential Realizable
                                           Granted to                                          Value at Assumed
                           Number of       Employees in the                                    Annual Rates of Stock
                           Securities      period beginning     Exercise                       Price Appreciation for
                           Underlying      May 15, 1997 and     Price Per                      Option Terms(3)
                           Options         ended March 31,     Share          Expiration
Name                       Granted(1)      2000(2)              ($)            Date              5%($)        10%($)
----                       ----------      -------              ---            ----              -----        ------
Roger Bendelac             225,000         5.05%                0.83            1/15/03        1,721,250   1,827,000

                            62,700         1.5%                 2.33            5/28/04          479,655     509,124

                           150,000         3.7%                 1.25            8/22/05

                            50,000         1.2%                 0.75            1/02/06

----------
(1) Such options are incentive options granted pursuant to and in accordance with the Laidlaw 1999 Omnibus Plan.

(2) Based on an aggregate of 4,073,100 options granted to employees during the period beginning May 15, 1997 and ending March 31, 2001.

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

Aggregate Option Exercises and Option Values

     The following table sets forth information as of March 31, 2000 with respect to exercisable and unexercisable stock options held by the executive officers of Laidlaw and its subsidiaries.


                 AGGREGATE OPTION EXERCISES AS OF MARCH 31, 2001

                                                                Number of Securities      Value of Unexercisable
                                                                Underlying Unexercised    In-the-Money Options at
                               Shares                           Options at March 31,      March 31, 2000
                               Acquired on     Value Realized   2000 Exercisable /        Exercisable /
 Name                          Exercise (#)    ($)(1)           Unexercisable             Unexercisable
-----                          ------------    ------           -------------             -------------

Anastasio Carayannis           1,210,500       508,410             62,700 / 0                  --

Roger Bendelac                 150,000          63,000            437,700 / 0                  --


----------
(1) Based on the fair market value of our common stock at March 31, 2000, of $0.42 per share, less the exercise price for such shares.

Executive Officer Employment Agreements

     We have entered into a one-year employment agreement with Roger Bendelac as our President, Chief Operating Officer, and Secretary. The executives is entitled to base salary of $165,000 per annum and to a 40% payout on all gross commissions generated from his customer accounts. The executive is entitled to annual bonuses as the compensation committee of our board of directors may determine based upon the performance and achievement of specified goals of Laidlaw. If, by March 30, 2001, no bonus plan has been implemented, and Laidlaw's net income for the year ending December 31, 2000 shall equal that earned by Laidlaw for the year ended December 31, 1999, then the executives will be entitled to a bonus of no less than 50% of the bonus he received for the prior year. The executive has agreed not to compete with us during the term of employment. The employment agreement includes customary provisions entitling us to terminate the executive's employment for cause or upon incapacitation or extended disability of the executive. The employment agreements also include customary provisions to protect our confidential information and ensure that we will own, among other things, customer lists, products and business plans.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of Laidlaw's common stock as of March 31, 2001 by (i) each person known by Laidlaw to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of Laidlaw; (iii) each executive officer of Laidlaw; and (iv) all executive officers and directors of Laidlaw as a group.

                              Number of Shares       Percentage of Common Equity
Name of Beneficial Owner      Beneficially Owned(1)  Beneficially Owned(2)
------------------------      ---------------------  ---------------------
PUSA Investment Company(3)         8,391,983                26.8%

Europ Continents Holding(4)        1,476,516                 4.7%

Larry Horner(5)                       62,700                 0.2%

Roger Bendelac(6)                    728,415                2.33%

Philip Connor III (7)                612,700                1.96%

Jean-Marc Beaujolin(8)                     0                   0%

John P. O'Shea                     1,550,000                4.96%

Daniel Luskind                     1,550,000                4.96%

Henry Krauss                       1,550,000                4.96%

All Directors and Executive
Officers as a Group                2,953,315                9.44%

----------
(1) Beneficial ownership is determined in accordance with the rules of the Commission. In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities. For purposes of this table, shares subject to the Common Stock Purchase Warrants and options exercisable within 60 days of March 31, 2001 are considered as beneficially owned by the person holding such securities. To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors and executive officers and 5% stockholders in this table is as follows: Laidlaw Global Corporation, 100 Park Avenue, New York, New York 10017.

(2) Percentage beneficially owned is based upon 27,074,430 shares of common stock issued and outstanding as of March 31, 2001 including 4,200,163 shares of common stock issuable upon exercise of outstanding warrants and employee stock options including: (a) 94,454 Common Stock Purchase Warrants; and (d) 1,804,350 employee stock options granted under the Laidlaw 1999 Omnibus Plan which are exercisable within 60 days of March 31, 2001.

(3) The address for PUSA Investment Company is 2740 North Dallas Parkway, Suite 200, Plano, Texas 75093.

(4) The address for Europ Continents Holding is 5 rue C.M. Spoo L-2546 Luxembourg. Jean-Marc Beaujolin, a director of Laidlaw, is also the Chairman of the Board of Directors of Euro Continents Holding.

(5) Includes 62,700 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2001. Larry Horner is also the Chairman of the Board of Directors of Pacific USA Holdings Corp which is the parent company of PUSA Investment Company, the 26.8% owner of our common stock.

(6) Includes 487,700 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2001.

(7) Includes 612,700 shares of common stock issuable upon the exercise of Options exercisable within 60 days of March 31, 2001.

(8)  The address for Jean-Marc Beaujolin is 5 rue C.M. Spoo L-2546 Luxembourg.

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

Loan from PUSA Investment Company

     Laidlaw received loans from PUSA Investment Company, the 28% shareholder of Laidlaw, for which it pays interest. The loans were used to help pay operating expenses and fund capital requirements on one of its subsidiaries. The loans were fully paid in 1999. Interest on such loans amounted to $26,263 for the year ended December 31, 1999.


Finder's Fee to John O'Shea

     Pursuant to a Letter of Intent dated April 30, 1999 between Laidlaw Holdings and Westminster to enter into the Reorganization, Laidlaw Holdings paid a finder's fee of $50,000 to John O'Shea, one of our directors.

Formation of Globeshare Group, Inc. (formerly Global Electronic Exchange) and Globeshare

     In January 1999, Laidlaw, in a joint venture with several individuals associated with Laidlaw, formed Globeshare Group, Inc. and its broker-dealer subsidiary, Globeshare. Laidlaw received 8,190,000 shares of Global Electronic Exchange common stock in exchange for expenses paid and services rendered by Laidlaw on its behalf in the amount of $558,770. This resulted in a 59% ownership in Globeshare Group, Inc. by Laidlaw as of December 31, 2000 and 1999. In association with the private placement of Globeshare Group, Inc. common stock under Regulation D of the Securities Act, Laidlaw Global Securities received $440,190 for services rendered as placement agent.

Sale of Subsidiary of PUSA Investment Company

     On December 15, 1999, PUSA Investment Company, the 30.8% shareholder of Laidlaw, sold its wholly owned subsidiary Newmark Homes, Corp. Laidlaw Global Securities served as investment banker in connection with the transaction and earned commission income of $2,150,000.

Acquisition of Laidlaw Pacific from PUSA Investment Company

     On March 29, 2000, Laidlaw completed an amended and restated agreement with Pacific USA Holdings Corp. ("Pacific"), Pacific's wholly owned subsidiaries PUSA Investment Company, the 30.8% shareholder of the Company ("PUSA"), and Laidlaw Pacific Financial Services Ltd. to acquire Laidlaw Pacific. The amount paid was 200,000 shares of common stock of Laidlaw and $HK 4 million. Laidlaw Pacific agreed to pay a dividend to Laidlaw Pacific Financial Services Ltd. equal to $HK 3 million. Further it consented to grant an option to Laidlaw to receive a dividend equal to $HK 4 million, should it elect to withdraw such funds from Laidlaw Pacific. PUSA Investment Company represented to Laidlaw that, at the time of closing, Laidlaw Pacific would have cash in the amount of $HK 11 million, all licenses to engage in the investment banking business in Hong Kong, and no liabilities. Laidlaw Pacific is a registered Dealer and Investment advisor with the Hong Kong Securities and Futures Commission. Its principal activities are corporate financial advisory services.

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


(b)  Reports on Form 8-K

     On March 29, 2000, Laidlaw filed a Current Report on Form 8-K announcing its acquisition of Laidlaw Pacific (Asia) Ltd., a wholly owned subsidiary of PUSA Investment Company.

     On September 15, 2000, Laidlaw filed a Current Report on Form 8-K announcing the appointments of Roger Bendelac as Chief Executive Officer; Larry Horner as Chairman of the Board of Directors and Milmarina Camacho as Executive Vice President and Chief Financial Officer. In addition, Mr. Anastasio Carayannis resigned as Chief Executive Officer of Laidlaw.

     On December 11, 2000, Laidlaw filed a Current Report on Form 8-K announcing the death of Daniel Bendelac.

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


     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                         Date
---------                           -----                         ----

/s/ Larry D. Horner
------------------------   Chairman of the Board
Larry D. Horner                                                   April 16, 2001

/s/ Roger Bendelac
------------------------   President, Chief Operating Officer,    April 16, 2001
Roger Bendelac               Secretary and Director

/s/ Philip Connor III
------------------------   Director                               April 16, 2001
Philip Connor III

/s/ Carlos C. Campbell
------------------------   Director                               April 16, 2001
Carlos C. Campbell

/s/ Jean-Marc Beaujolin
------------------------   Director                               April 16, 2001
Jean-Marc Beaujolin

/s/ Marc Riez
------------------------   Director                               April 16, 2001
Marc Riez

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS



To the Stockholders of
    Laidlaw Global Corporation and Subsidiaries


We have audited the accompanying consolidated balance sheet of Laidlaw Global Corporation and Subsidiaries (the "Company") as of December 31, 2000, and the related consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows for each of the two years in the period ended December 31, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.
We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2000, and the consolidated results of their operations and their consolidated cash flows for each of the two years in the period ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.




/s/ Grant Thornton LLP
----------------------
New York, New York
April 18, 2001, except
for Notes B and S, the
date of which is
April 19, 2001

                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2000



                                     ASSETS


Cash and cash equivalents                                          $  1,899,274
Receivable from clearing broker                                       2,621,365
Securities owned, at market value                                     1,897,838
Equipment and leasehold improvements at cost, net of
    accumulated depreciation and amortization of $2,625,387           5,120,130
Goodwill, net of accumulated amortization of $970,193                 6,973,219
Investment banking fees receivable                                      713,919
Deposits                                                                584,452
Secured demand notes                                                    600,000
Prepaid and other                                                     2,360,380
                                                                   ------------

                                                                   $ 22,770,577
                                                                   ============


                         LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                      $    429,000
Accounts payable and accrued expenses                                 3,489,866
Commissions and compensation payable                                    194,948
Securities sold but not yet purchased, at market value                  182,983
Litigation claims payable                                               112,978
Capitalized lease obligations                                           778,731
Deferred revenue                                                        624,879
Deferred compensation                                                 1,449,463
Deferred rent                                                           557,475
                                                                   ------------
                                                                      7,820,323
Commitments and contingencies
Subordinated borrowings                                                 600,000
Minority interest                                                     4,477,143
Stockholders' equity
    Common stock, voting, $.00001 par value; 50,000,000
       shares authorized; 27,461,929 shares issued                          275
    Additional paid-in capital                                       34,892,352
    Treasury stock, at cost (352,600 shares)                           (257,713)
    Accumulated deficit                                             (24,761,803)
                                                                   ------------

                                                                      9,873,111
                                                                   ------------

                                                                   $ 22,770,577
                                                                   ============


The accompanying notes are an integral part of this statement.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,


                                                        2000            1999
                                                   ------------    ------------
Revenues
    Commissions                                    $ 11,415,405    $ 14,639,815
    Trading gains, net                                4,060,809       6,674,763
    Investment banking fees                              90,697       1,233,089
    Corporate finance fees                            1,845,693       1,256,160
    Asset management fees                             5,517,140       5,816,344
    Interest                                            805,601         713,665
    Other                                               331,845         353,269
                                                   ------------    ------------
                                                     24,067,190      30,687,105
                                                   ------------    ------------
Expenses
    Commissions                                       6,749,087       9,421,384
    Salary and benefits                               8,821,335       7,956,795
    Professional fees                                 2,100,034       1,001,206
    Communications and information systems            2,448,442       1,473,379
    Clearing fees                                     1,689,955       1,374,133
    Rent and utilities                                1,479,025       1,204,320
    Client-related marketing                          1,205,994         205,473
    Depreciation and amortization                     2,155,804         668,404
    Interest                                            355,817         601,666
    Office                                              958,121         633,248
    Dues and assessments                                821,669         364,501
    Travel and entertainment                            791,482         752,522
    Other                                               723,125         980,728
                                                   ------------    ------------
                                                     30,299,890      26,637,759
                                                   ------------    ------------
         (Loss) income before minority interest      (6,232,702)      4,049,346
Minority interest                                     1,465,122         (95,877)
                                                   ------------    ------------
         (Loss) income before income tax benefit     (4,767,580)      3,953,469
                   (expense)                           (944,976)        800,000
                                                   ------------    ------------
         NET (LOSS) INCOME                         $ (5,712,556)   $  4,753,469
                                                   ============    ============

Net (loss) income per share
    Basic                                          ($      0.21)   $       0.25
                                                   ============    ============
    Diluted                                        ($      0.21)   $       0.22
                                                   ============    ============

Weighted average number of shares outstanding
    Basic                                            26,966,363      19,338,877
                                                   ============    ============
    Diluted                                          26,966,363      21,319,841
                                                   ============    ============


The accompanying notes are an integral part of these statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENT OF CHANGES IN
                         STOCKHOLDERS' EQUITY (DEFICIT)

                     Years ended December 31, 2000 and 1999

                                                                              Additional
                                      Shares      Preferred      Common        paid-in     Accumulated    Treasury
                                      issued        stock        stock         capital       deficit       Stock        Total
                                    ------------  -----------   ---------   ------------   ------------   --------   ------------
Balance at December 31, 1998,
  as previously reported             11,744,887      250,000         117      20,092,729    (22,611,917)               (2,269,071)

Prior period adjustment                                                                      (1,190,799)               (1,190,799)
                                    -----------   -----------   --------    ------------   ------------  ---------    -----------
Balance at December 31, 1998,
  as restated (Note C)               11,744,887      250,000         117      20,092,729    (23,802,716)        --     (3,459,870)


Conversion of preferred stock
  into common stock                       3,750     (250,000)         --         250,000                                       --
Issuance of common stock to
  Fi-Tek's stockholders               1,499,949                       15           1,485                                    1,500
Issuance of common stock upon
  conversion of 8%
  subordinated
  notes                               5,853,630                       59       7,578,559                                7,578,618
Issuance of common stock upon
  conversion of 12% senior
  secured
  Euro-notes                          1,372,674                       14       1,767,267                                1,767,281
Issuance of common stock for
  the acquisition of
  Westminster Securities
  Corporation                         4,500,000                       45       3,749,955                                3,750,000
Issuance of common stock upon
  exercise of stock options           1,571,039                       15         247,216                                  247,231
Issuance of common stock for
  the acquisition of Lead
  Capital, S.A                           72,000                        1          59,999                                   60,000
Net income, as restated                                                                       4,753,469                 4,753,469
                                    -----------   -----------   --------    ------------   ------------  ---------    -----------
Balance at December 31, 1999,
  as restated                        26,617,929           --         266      33,747,210    (19,049,247)        --     14,698,229

Issuance of common stock for the
  acquisition of Laidlaw Pacific (Asia) 200,000                        2         556,398                                  556,400
Issuance of common stock upon
  exercise of stock options             144,000                        2         119,999                                  120,001
Issuance of common stock pursuant
  to consulting services
  agreement                             500,000                        5         468,745                                  468,750
Purchase of treasury stock             (352,600)                                                          (257,713)      (257,713)
Net loss                                                                                     (5,712,556)               (5,712,556)
                                    -----------   -----------   --------    ------------   ------------  ---------    -----------

Balance at December 31, 2000         27,109,329    $      --        $275    $ 34,892,352   $(24,761,803) $(257,713)   $ 9,873,111
                                    ============  ===========   =========   ============   ============  =========    ===========


The accompanying notes are an integral part of this statement.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,




                                                                    2000           1999
                                                                 -----------    -----------
Cash flows from operating activities
   Net income (loss)                                             $(5,712,556)   $ 4,753,469
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
       Depreciation and amortization                               2,155,804        668,404
       Deferred income taxes                                         800,000        800,000
       Minority interest in net loss                              (1,465,123)        95,877
       (Increase) decrease in operating assets
         Receivable from clearing broker                             866,900     (3,329,030)
         Securities owned, at market value                           393,576     (1,094,412)
         Investment banking fees receivable                           67,193       (359,289)
         Deposits                                                    141,395       (353,854)
         Prepaid and other assets                                   (875,274)    (1,384,456)
         Asset management fees and other receivable                       --        401,216
       Increase (decrease) in operating liabilities
         Accounts payable and accrued expenses                       116,233      1,052,691
         Commissions and compensation payable                     (1,113,506)       613,529
         Securities sold but not yet purchased at market value      (177,142)       351,575
         Litigation claims payable                                   (45,633)      (313,812)
         Deferred revenue                                            (15,525)        55,940
         Deferred compensation                                       (19,148)       277,812
         Deferred rent                                               (17,447)       (19,971)
                                                                 -----------    -----------

         Net cash (used in) provided by operating activities      (4,900,253)       615,689
                                                                 -----------    -----------

Cash flows from investing activities
   Purchase of equipment and leasehold improvements               (3,397,594)    (1,944,180)
   Payments to minority shareholders                                      --        (95,877)
                                                                 -----------    -----------

         Net cash used in investing activities                    (3,397,594)    (2,040,057)
                                                                 -----------    -----------

                   Laidlaw Global Corporation and Subsidiaries

                             Year ended December 31,

                                                                                       2000            1999
                                                                                   ------------    ------------
Cash flows from financing activities
   Repayment of notes payable                                                      $   (500,000)   $ (1,775,000)
   Payments for leased equipment                                                       (321,559)             --
   Proceeds from (repayment of) 12% senior secured Euro-notes                                --          85,000
   Proceeds from issuance of convertible subordinated notes                                  --       5,540,000
   Payments for treasury stock                                                         (257,713)             --
   Proceeds from issuance of common stock                                             1,145,151         247,231
   Proceeds from private placements for GEE                                                  --       5,518,950
                                                                                   ------------    ------------

         Net cash provided by financing activities                                       65,879       9,616,181
                                                                                   ------------    ------------

         Net (decrease) increase in cash and cash equivalents                        (8,231,968)      8,191,813

Cash and cash equivalents, beginning of year                                         10,131,242       1,939,429
                                                                                   ------------    ------------

Cash and cash equivalents, end of year                                             $  1,899,274    $ 10,131,242
                                                                                   ============    ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                                      $    319,817    $    225,913

Supplemental schedule of noncash investing and financing activities

During the years ended December 31, 2000 and 1999 the following transactions occurred:
     Issuance of secured demand notes of Westminster                               $         --    $    600,000
     Equipment acquired under capital leases                                            336,630         763,660
     Issuance of common stock upon conversion of PUSA notes                                  --              --
     Issuance of common stock upon conversion of 8% subordinated notes                       --       7,578,618
     Issuance of common stock upon conversion of 12% senior secured
       of Euro-notes                                                                         --       1,767,281
     Conversion of cumulative preferred stock into common stock                              --         250,000
     Issuance of common stock to Fi-tek's stockholders                                       --           1,500
   Issuance of common stock upon purchase of Laidlaw Pacific (Asia") Ltd                348,313              --
   Issuance of common stock pursuant to consulting agreement                            468,745              --

                   Laidlaw Global Corporation and Subsidiaries

                             Year ended December 31,


                                                                                       2000             1999
                                                                                   -----------      -----------
The Company acquired substantially all of the common stock of various entities for common stock of the Company. The net assets purchased consisted of the following:
      Receivable from clearing broker                                              $      --        $    74,645
      Receivable from Laidlaw Pacific Financial Services ("Holdings") Ltd.             326,444             --
      Securities owned, at market value                                                   --            311,758
      Accounts and notes receivable                                                       --            217,614
      Property , plant and equipment, net                                                 --            103,682
      Other assets                                                                      21,869           18,324
      Commissions payable                                                                 --            (50,972)
      Securities sold, but not yet purchased, at market value                             --             (8,550)
      Litigation claims payable                                                           --             (2,423)
      Accounts payable, accrued expenses and other                                        --           (609,432)
                                                                                   -----------      -----------

         Net assets purchased                                                          348,313           54,646

         Goodwill                                                                         --          3,705,444

         Less Common stock issued                                                     (556,389)      (3,810,000)
                                                                                   -----------      -----------

         Net cash received from acquisitions                                       $  (208,076)     $   (49,910)
                                                                                   ===========      ===========


The accompanying notes are an integral part of these statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2000 and 1999


NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT
                   ACCOUNTING POLICIES

     1.   Organization

          Laidlaw Global Corporation (the "Company") is a holding company whose wholly- or majority-owned operating subsidiaries include Laidlaw Holdings, Inc. ("Laidlaw Holdings") Laidlaw Global Securities, Inc. ("Laidlaw Global Securities"), Westminster Securities Corporation, ("Westminster"), H&R Acquisition Corporation ("HRAC"), an 81%-owned subsidiary which maintains a 100% interest in Howe & Rusling, Inc., a registered investment advisory firm, Globeshare Group, Inc., ("GGI"), a 59%-owned internet-based investment services company established on June 14, 1999 which maintains a 100% interest in Globeshare, Inc. ("Globeshare"), an internet-based broker-dealer, and Laidlaw Pacific
          (Asia) Ltd. (LPA), a registered Dealer and Investment Advisor with the Hong Kong Securities and Futures Commission. The business activities include securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide.

          On June 8, 1999, Fi-Tek V, Inc. ("Fi-Tek"), a nonoperating public company with 1,500,000 common shares outstanding and immaterial net assets, acquired more than 99% of the outstanding common stock of Laidlaw Holdings in exchange for 13,109,137 shares of Fi-Tek (the "Acquisition"). Simultaneously with the closing of the Acquisition, Fi-Tek changed its name to Laidlaw Global Corporation. In accordance with the acquisition, immediately prior to the acquisition Fi-Tek caused a 1-for-32.4778 reverse stock split reducing the issued and outstanding stock to 1,500,000 shares. Under accounting principles generally accepted in the united States of America, the acquisition is considered to be a capital transaction in substance, rather than a business combination. That is, the Acquisition is equivalent to the issuance of stock by Laidlaw Holdings for the net monetary assets of Fi- Tek, accompanied by a recapitalization, and is accounted for as a change in capital structure. Accordingly, the accounting for the Acquisition is identical to that resulting from a reverse acquisition, except that no goodwill is recorded. Under reverse takeover accounting, the post-reverse acquisition comparative historical financial statements of the "legal acquirer," Fi-Tek, are those of the "legal acquiree," Laidlaw Holdings (i.e., the accounting acquirer). The Company and Laidlaw Holdings are collectively considered the Company.

          The Company was a majority-owned subsidiary of Pacific USA Holdings Corporation ("PUSA"), a wholly-owned subsidiary of Pacific Electric Wire & Cable Co., Ltd., a Taiwanese industrial company. In addition to PUSA, Europe Continents Holdings ("EC") was the other major stockholder of the Company. Together, PUSA and EC owned 36.2% and 39.7%of the Company as of December 31, 2000 and 1999, respectively.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE A (continued)

          On July 1, 1999, the Company acquired 99.7% of the issued and outstanding common stock of Westminster for 4,500,000 shares of the Company's common stock valued at $.83 per share. The transaction has been accounted for as a purchase and resulted in the recognition of $3,722,984 of goodwill. Goodwill is being amortized over 15 years using the straight-line method.

     2.   Principles of Consolidation

          The consolidated financial statements include the Company and its wholly-owned and majority-owned subsidiaries. They have been prepared in accordance with accounting principles generally accepted in the United States of America. All significant intercompany transactions and balances among the consolidated entities have been eliminated.

     3.   Use of Estimates

          The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions in determining the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reported period. Actual results could differ from these estimates.

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

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE A (continued)

     6.   Foreign Currency Translation

          The Company has continued its initiative to expand its operational and financial structure throughout Europe and Asia as the Company has entered into a number of commission-sharing arrangements with foreign-based broker-dealers. Any commission revenue generated as a result of these arrangements will be denominated in U.S. dollars. Accordingly, the Company has determined that its functional currency for its foreign branch operations is the U.S. dollar. The financial position and results of operations of the Company's foreign subsidiary, Laidlaw Pacific (Asia) Ltd. (LPA), are measured using local currency as the functional currency. Revenues and expenses of the subsidiary have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Any resulting translation adjustments are made directly to a separate component of "Stockholders' equity." Gains and losses resulting from other foreign currency transactions are included in the consolidated statement of operations.

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

                     Years ended December 31, 2000 and 1999



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

     12.  Deferred Rent Liability

          The Company's lease for office space provides for no rental payments during the first fourteen months of the lease and scheduled lease payments that increase during the term of the lease. Although rental payments are not made on a straight-line basis, the Company has recorded a deferred lease liability to recognize rental expense on a straight-line basis over the life of the lease as required by accounting principles generally accepted in the United States of America.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


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

     16.  Income Taxes

          The Company files a consolidated Federal income tax return and a combined return for state and city purposes with its subsidiaries. The consolidated or combined taxes payable are generally allocated between the Company and its subsidiaries based on their respective contributions to consolidated or combined taxable income. However, HRAC's tax sharing agreement follows the separate company method.

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

                     Years ended December 31, 2000 and 1999



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


NOTE B - LIQUIDITY AND CAPITAL RESOURCES

     For the year ended December 31, 2000, the Company incurred losses from operations amounting to approximately $5.7 million, which, in part, resulted from the development and building of the Company's Global Online Trading and Investment Services Group (GGI), as well as a significant reduction in commission revenue as a result of a major drop in institutional commission business. As a result of these matters the Company has been experiencing cash flow problems, which may require the Company to seek an additional infusion of capital.

     Management believes that through cost control, the cash flow from continuing operations during 2001 and the financial support to be provided by the existing stockholders, as needed, and the sale of the Westminster business, cash flow will be sufficient to meet operating expenses that will be incurred during the year.


NOTE C - PRIOR PERIOD ADJUSTMENT AND RESTATEMENTS

     In 1992, Howe & Rusling issued options with a life of 10 years to its employees. The options included a put and call feature. The Company failed to recognize this option as variable requiring the option value to be remeasured each reporting period until the option is exercised. Accordingly, the deferred compensation and the related compensation expense was not recorded for the period from 1992 through 1999. The effect of this error was to understate the net loss and accumulated deficit for the year ended December 31, 1998 by $1,190,790. In addition, certain accounts for 1999 have been restated to reflect the correction of this error and are summarized as follows (in thousands).

                                     1999                          1998
                          --------------------------  --------------------------
                          As Previously               As Previously
                             Reported    As Adjusted     Reported    As Adjusted
                          -------------  -----------  -------------  -----------

Balance sheet:
  Deferred compensation         --          1,468           --           1,191
  Accumulated deficit                                    (22,612)      (23,803)

Income statement:
  Net income                   5,031        4,753           --            --
                               -----        -----        -------       -------

     Additionally, in 1999, the Company failed to use the treasury stock method for calculating the denominator in computing diluted earnings per share. The effect of this error was to overstate basic and understate diluted earnings per share for the year ended December 31, 1999 by approximately $.01. Both basic and diluted earnings per share for 1999 have been restated to reflect the correction of these errors. See Note R.


NOTE D - ACQUISITION OF BUSINESSES

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

     On December 15, 1999, the Company acquired Lead Capital, S.A. ("Lead"), a broker-dealer located in Greece, which commenced operations during 1999. The transaction was completed by the payment of cash in the amount of $118,260 and 72,000 shares of the Company's stock as of December 31, 1999. The purchase price was allocated to the net assets acquired based on their estimated fair values. On December 31, 1999, Lead's assets and liabilities were approximately $425,000 and $237,000, respectively. The purchase price approximated the fair value of net assets; therefore, no goodwill was recorded. In August, 2000, however, Laidlaw decided to cease the operations of Lead since it experienced a virtual elimination of revenue resulting from the erosion of the Greek Capital Market.

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

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE D (continued)

     The acquisitions of Westminster, Lead and LPA described above were accounted for by the purchase method. Accordingly, the accompanying consolidated statements of operations do not include any revenues or expenses related to these acquisitions prior to the respective closing dates.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE E - SECURITIES OWNED AND SECURITIES SOLD, BUT NOT YET PURCHASED

     Securities owned and securities sold, but not yet purchased consist of trading and investment securities at market values, as follows:

                                                         December 31, 2000
                                                   -----------------------------
                                                                       Sold, but
                                                                         not yet
                                                   Owned               purchased
                                                   ----------         ----------

Equity securities                                  $  876,059         $  182,983
Money market instruments                            1,021,779               --
                                                   ----------         ----------

                                                   $1,897,838         $  182,983
                                                   ==========         ==========


NOTE F - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of:

                                                               December 31,
                                                                   2000
                                                               -----------
      Furniture and office equipment                           $   645,135
      Computer equipment and software                            6,814,102
      Leasehold improvements                                       286,280
                                                               -----------

                                                                 7,745,517
      Accumulated depreciation and amortization                 (2,625,387)
                                                               -----------

      Equipment and leasehold improvements, net                $ 5,120,130
                                                               ===========


NOTE G - NOTES PAYABLE AND SUBORDINATED BORROWINGS


     Notes payable and borrowings under subordination agreements at December 31, 2000 consist of the following:

                                                                December 31,
                                                                   2000
                                                               -----------
      Senior secured Euro-notes, 12% due 2002                      429,000
                                                               -----------

                                                               $   429,000
                                                               ===========

      6% secured demand note collateral agreements,
          principal due July 1, 2002 and interest payable
          quarterly                                            $   600,000
                                                               -----------

                                                               $   600,000
                                                               ===========

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE G (continued)

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

     The notes payable and subordinated borrowings all mature in 2002.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE H - RELATED PARTY TRANSACTIONS

     The Company received loans from PUSA, for which the Company paid interest. The loans were used to help pay operating expenses and fund capital requirements of one of its subsidiaries. In 1999 the loans were fully paid. Interest on loans from PUSA amounted to $26,263 for the year ended December 31, 1999.

     In January 1999, the Company, in a joint venture with several individuals associated with the Company, formed Global Electronic Exchange, Inc. ("GEE") and its broker-dealer subsidiary, Globeshare. GEE is an internet-based international investment services company, including operations in securities trading, investment banking, asset management and real estate. The Company received 8,190,000 shares of GEE common stock in exchange for expenses paid and services rendered by the Company on its behalf in the amount of $558,770. This resulted in a 59% ownership in GEE by the Company as of December 31, 2000 and 1999. On October 31, 2000, GEE changed it corporate name to "Globeshare Group, Inc." ("GGI").

     In association with the private placement of GEE common stock, Laidlaw Global Securities received $440,190 in corporate finance fees.

     The Company provided to its Westminster Subsidiary a $600,000 subordinated loan in order to provide Westminster with regulatory capital under SEC Rule 15c3-1 (Net Capital Rule). This loan may not be repaid and is not convertible into common shares of the Company.

     On December 15, 1999, an affiliate of PUSA and a principal shareholder of the Company sold its wholly owned subsidiary for which Laidlaw Global Securities served as investment banker in connection with the transaction and earned commission income of $2,150,000 which is included in the Company's consolidated statements of operations.

NOTE I - NET CAPITAL REQUIREMENTS

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 for Laidlaw Global Securities and Westminster and 8 to 1 for Globeshare, since it is in its first year of operation. At December 31, 2000 Laidlaw Global Securities was required to maintain minimum net capital of $100,000 and had total net capital of $1,347,938 which was $1,247,938 in excess of its minimum requirement. Westminster was required to maintain minimum net capital of $100,000 and had total net capital of $1,986,095 which is $1,886,095 in excess of its minimum. At December 31, 2000, Globeshare, the newly formed broker-dealer was required to maintain minimum net capital of $27,019 which is $25,101 in excess of its minimum requirement.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE J - STOCKHOLDERS' EQUITY

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

     In conjunction with the outstanding 12% Euro-notes, 94,454 common stock purchase warrants are outstanding at December 31, 1999, along with 398,696 Class A common stock purchase warrants and 398,696 Class B common stock purchase warrants. In 2000, the Class A and Class B common stock purchase warrants expired.

     The Company issued 200,000 shares of common stock in connection with the acquisition of Laidlaw Pacific (Asia) Ltd. on March 29, 2001 for $556,389.

     Additionally, the Company issued 500,000 shares of its common stock pursuant to a consulting agreement dated October 30, 2000 for consulting services relating to potential technology alliances, networking and software services for GCI and Globeshare for $468,745.

     On August 22, 2000, the Board of Directors of the Company decided to allow the Company to purchase from time to time for the next 12 months up to 500,000 shares of its common stock in the open market as part of a treasury stock corporate buy-back program. During 2000, the Company repurchased 352,600 shares of its common stock.

     As discussed in Note A, paragraph No. 17, all references in the financial statements with regard to the number of shares and earnings per share for all periods reflect the retroactive effect of the aforementioned stock splits and change in par value.


NOTE K - CONCENTRATIONS OF CREDIT RISK

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


NOTE L - COMMITMENTS AND CONTINGENCIES

     1.   Lease Commitments

          a. The Company leases office space under noncancelable leases generally varying from five to ten years, with certain renewal options.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE L (continued)

               At December 31, 2000, the Company's aggregate minimum rental payments based upon the original term (including escalation clauses), under all noncancelable leases which have an initial or remaining term of one year or more, were as follows:

                         Year ending December 31,

                             2001                                 1,478,000
                             2002                                 1,478,000
                             2003                                 1,478,000
                             2004                                 1,507,000
                             Thereafter                           5,517,000
                                                                -----------

                                                                 11,458,000
                             Sublease payments                     (674,000)
                                                                -----------

                         Net lease commitments                  $10,784,000
                                                                ===========

               Rent expense was $1,108,089 and $1,083,621 for the years ended December 31, 2000 and 1999, respectively.


          b. The Company leases computers under long-term leases and has the option to purchase the computers for a nominal amount at the termination of the lease.

               Future minimum payments for capitalized leases were as follows at December 31, 2000:

                         Fiscal year ending December 31,
                             2001                               $479,825
                             2002                                370,889
                             2003                                 44,154
                                                                 -------
                         Total minimum payments                  894,868
                         Less amount representing interest      (116,137)
                                                                 -------
                         Present value of net minimum
                             lease payments                     $778,731

                                                                 =======

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE L (continued)

     2.   Litigation

          The Company is subject to various legal actions arising out of the conduct of its business, including those relating to claims for damages alleging violations of Federal and state securities laws. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these proceedings will not result in any material adverse effects on the Company's financial position. In the opinion of management of the Company, amounts accrued for awards or assessments in connection with these matters are adequate

     Galacticomm Technologies, Inc. vs. Laidlaw Global Securities, Inc.

     The Company is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. The Company acted as a member of a selling group, pursuant to which the Company agreed to purchase 200,000 shares of Galacticomm at $5.40 per share and 200,000 warrants of Galacticomm at $0.09 per warrant. Additionally, the Company agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. Prior to the settlement of the IPO, the Company had satisfied all its commitments as part of its agreement with the lead underwriters. Prior to the settlement of the IPO, the lead underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the lead underwriters, the lead underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the underwriting group in a Florida state court seeking damages for breach of the underwriting agreement.

     Greek Capital Market Commission vs. Laidlaw Global Corporation, Inc.

     The Company has been named, as well as the its subsidiary Laidlaw Global Securities, in an administrative proceeding involving the Greek Capital Market Commission ("CMC"). In early 2000, representatives of the Company were introduced to a representative of Elektra S.A. ("Elektra"), an entity whose securities are publicly traded in Greece, in order to discuss a business strategy by which the Company would assist in the sale of a significant amount of Elektra's shares by certain of its stockholders. Following meetings with such persons, Elektra announced in the spring of 2000 that its principal shareholders would sell up to 3,000,000 shares of its stock. On March 28, 2000, Elektra sold two million shares of its stock to institutional investors through a Greek brokerage firm, Contalexis Financial Services.

     On February 28, 2001, the CMC, an administrative body which reviews securities issues in Greece, found that Laidlaw Global Securities violated certain notification requirements to the CMC and Elektra. According to the CMC's findings, the Company (i) failed to notify the CMC and Elektra of the March 28, 2000 acquisition of Elektra shares and (ii) failed to notify the Athens Stock Exchange of the Company's assignment of voting rights and participation of share capital in Elektra. The Company believes that, since neither it nor any subsidiary, including the Company, ever owned shares of Elektra, and for the other reasons set forth below, both of these findings are without merit and factually inaccurate and will be overturned on appeal.

     Additionally, the CMC found that a representative of the Company falsely stated to the public that the Company was interested in holding Elektra shares two days prior to selling such shares. Since the Company never held shares of Elektra, management believes that such statements were misquoted by the Greek press. The subsidiary Laidlaw Global Securities was assessed fines of approximately $79,000 and $77,000, respectively, for the first two findings. The Company was assessed a fine of approximately $408,000 for the third finding.

     These fines were levied after reviewing response letters filed by the Company's Greek counsel. Greek counsel to the Company will be filing Remedy Petitions before the CMC against the decisions assessing the fines, which is a form of an administrative proceeding. In the event the Remedy Petitions are rejected by the CMC, the Parent will file Writs of Annulment before the Conseil d'Etat, which is the Greek Court having jurisdiction over such matters. Since neither the Company, nor any of its subsidiaries, including the Company, has (i) ever owned shares of Elektra, (ii) ever acted as a principal or agent for the purchase or sale of shares of Elektra, (iii) acted as a broker-dealer of securities of Elektra, or (iv) ever stated, publicly or otherwise, that it, or any of its subsidiaries, did hold, or intended to hold or own, shares of Elektra, it believes that the findings of the CMC will be overturned on appeal.


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

     4.   Employment Agreements

          The Company maintains agreements with a key employee who also acts as Chief Executive Officer and Chief Operating Officer(the "Executive"), subject to the following terms and conditions:

               The Company will pay to the Executive an annual salary of $165,000.

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

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE L (continued)

     5.   Commission-sharing Arrangements

          In conjunction with the formation of GGI in January 1999, the Company entered into commission-sharing arrangements with a number of foreign-based broker-dealers from whom GGI receives a portion of commission revenue pursuant to the agreements with these affiliates. There were no significant funding commitments made by GEE or the Company at December 31, 2000 and 1999.


NOTE M - TRANSACTIONS WITH CLEARING BROKER AND CUSTOMERS

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

     In addition, the Company has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. The Company has recorded these obligations in the financial statements at the December 31, 2000 and 1999 market values of the related securities, and will incur a loss if the market values of the securities increase subsequent to December 31, 2000 and 1999.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE N - INCOME TAXES

     As of December 31, 2000, the Company has significant operating loss carryforwards for Federal income tax purposes available to offset future taxable income. Such carryforward losses are scheduled to expire as follows:

               Year ending December 31,
                   2008                               $   376,000
                   2009 through 2020                   17,033,000
                                                      -----------

               Total operating loss carryforward      $17,409,000
                                                      ===========

     The Company has continued to experience losses except for the year ended December 31, 1999 and as a result the Company recorded an $800,000 benefit in 1999 which it believed was more likely than not to be realized.

     In 2000, however, the Company is not certain that it will realize the benefit of the entire amount of net operating loss carryforwards. Accordingly, the deferred tax asset applicable to operations subsequent to December 31, 2000 has been recorded subject to a valuation allowance which the Company recorded against the net operating losses. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future tax benefits will be realized.

     U.S. tax rules impose limitations on the use of net operating loss carryforwards following certain changes in ownership. If such a change were to occur with respect to the Company, the limitation could reduce the amount of benefits that would be available to offset future taxable income each year, starting with the year of ownership change.

     The components of the net deferred tax asset as of December 31, 2000 and 1999 consist of the following:

                                                          December 31,
                                              ----------------------------------
                                                  2000                   1999
                                              -----------            -----------
Federal                                       $ 2,678,000            $ 2,542,000
State and local                                 1,648,000              1,564,000
                                              -----------            -----------

                                                4,326,000              4,106,000
Valuation allowance                             4,326,000             (3,306,000
                                              -----------            -----------

Recorded net tax asset                               -0-             $   800,000
                                              ===========            ===========

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE O - TAX DEFERRED SAVINGS PLAN

     The Company maintains a deferred compensation plan which covers substantially all employees who are employed by the Company and its affiliates who have attained the age of 21. The Company has appointed individual trustees under the Plan and the assets are held with an outside agent. All investments are stated at fair value. Additionally, the employer reserves the right to terminate the Plan, in whole or in part, at any time. The Plan allows each participant to contribute 15% of the participant's annual compensation to the Plan. Employee contributions are vested immediately. Furthermore, discretionary employer matching contributions are made to the Plan. The Company has declared an employer matching contribution for the 2000 and 1999 Plan years in an amount equal to 50% of each participant's salary deferrals to the extent such participant's contribution does not exceed 6% of compensation. Vesting in the Company match occurs ratably over a period of four years.

     Expenses relating to the tax deferred savings plan were $81,823 and $20,048 for the years ended December 31, 2000 and 1999 respectively.


NOTE P - INDUSTRY SEGMENTS

     In 2000 and prior years, the Company operated in two principal segments of the financial services industry: Asset Management and Broker-Dealer activities. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

     Asset Management and Investment: activities include raising and investing capital and providing financial advice to companies and individuals throughout the United States and abroad. Through this group the company provides client advisory services and pursues direct investment in a variety of areas. The company's 81% owned subsidiary, H & R Acquisition Corp. is primarily engaged in this segment.

     Broker-Dealer: Activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, and brokerage services including conducting research on, originating and distributing both foreign and domestic equity and fixed income securities on a commission basis to both institutional and individual investors throughout the United States and abroad and for their own proprietary trading accounts through both online Internet and traditional means.

     Laidlaw Global Securities, the Company's majority owned subsidiary, is substantially engaged in traditional trading, brokerage and investment banking services.

     Westminster, the Company's majority owned subsidiary is substantially engaged in traditional trading and brokerage services.

     Globeshare, the Company's 59% owned subsidiary, is substantially engaged in providing online trading, brokerage, and investment services.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE P (continued)

     Foreign Operations and Major Customers: Although the Company has continued to initiate its plans to expand its international operations in Europe and Asia, the Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two years in the period ended December 31, 2000 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $2,290,834 and $5,855,499 respectively, which approximates 10% and 20% of external revenue, respectively. Additionally, the Company had no significant individual customers (domestic or foreign) as of December 31, 2000, or for each of the two years in the period ended December 31, 2000.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE P (continued)

     The following table sets forth the net revenues of these industry segments of the Company's business.

                                                       Year ended December 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------

Revenue from external customers
     Asset management - H&R Acquisition                 4,462,988     4,860,320
     Broker-dealer:
        Laidlaw Global Securities                      10,534,054    21,728,059
        Westminster Securities Corp                     7,675,782     3,427,309
        Globeshare Inc.                                   288,713          --
        Lead Capital S.A                                                  9,180
     Corporate and other                                1,105,652       662,238
                                                      -----------   -----------

         Total external revenue                        24,067,189    30,687,105
                                                      ===========   ===========


Inter-segment revenue
     Asset management                                        --          62,221
     Broker-dealer: Laidlaw Global Securities             200,000       350,000
                                                      -----------   -----------

          Total inter-segment revenue                     200,000       412,221
                                                      ===========   ===========


Interest revenue
     Asset management - H&R Acquisition                      --            --
     Broker-dealer:
        Laidlaw Global Securities                         302,711       279,081
        Westminster Securities Corp                       338,670       358,809
        Globeshare Inc.                                    19,253          --
     Corporate and other                                  144,967        75,775
                                                      -----------   -----------

          Total interest revenue                          805,601       713,665
                                                      ===========   ===========


Interest expense
     Asset management - H&R Acquisition                    15,357       123,187
     Broker-dealer:
        Laidlaw Global Securities                             546            86
        Westminster Securities Corp                       140,650        60,218
     Corporate and other                                  199,264       418,175
                                                      -----------   -----------

          Total interest expense                          355,817       601,666
                                                      ===========   ===========


Depreciation and amortization expense
     Asset management - H&R Acquisition                    45,320       107,159
     Broker-dealer:
        Laidlaw Global Securities                          58,038         9,834
        Westminster Securities Corp                        24,618         6,802
     Corporate and other                                1,552,691       544,610
                                                      -----------   -----------

          Total depreciation and amortization expense   1,680,666       668,404
                                                      ===========   ===========

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE P (continued)

                                                       Year ended December 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------

Net Income (Loss)
     Asset management - H&R Acquisition                   468,213       231,033
     Broker-dealer:
        Laidlaw Global Securities                      (1,537,120)    5,007,248
        Westminster Securities Corp                       322,929       665,529
        Globeshare Inc.                                  (245,553)          (17)
        Lead Capital S.A                                                  9,180
     Corporate and other                               (4,721,025)   (1,159,504)
                                                      -----------   -----------

          Total net income (loss)                      (5,712,556)    4,753,469
                                                      ===========   ===========


Total Assets
     Asset management - H&R Acquisition                 3,533,562     3,776,523
     Broker-dealer:
        Laidlaw Global Securities                       5,841,340     8,796,055
        Westminster Securities Corp                     3,497,099     3,015,175
        Globeshare Inc.                                   557,511        11,783
        Laidlaw Pacific (Asia) Ltd                        875,329          --
        Lead Capital S.A                                     --         424,839
     Corporate and other                                8,465,736    14,793,540
                                                      -----------   -----------

          Total assets                                 22,770,577    30,817,915
                                                      ===========   ===========


NOTE Q - STOCK OPTIONS


     During 2000, the Company established a stock option plan accounted for under APB Opinion No. 25 and related interpretations. The current plan incorporates all outstanding options previously granted under the prior Laidlaw Holdings and Westminster stock option plans. The plan allows the Company to grant options to employees of the Company, its subsidiaries and affiliates, for up to 4,350,000 shares of common stock at December 31, 2000. Options currently outstanding are exercisable either immediately or up to five years from the grant date and expire five years after the grant date. No compensation cost has been recognized for the plan for the years ended December 31, 2000 and 1999. Had compensation cost for the plan been determined based on the fair value of the options at the grant dates consistent with the method of Statement of Financial Accounting Standards No. 123 ("SFAS No. 123"), "Accounting for Stock-Based Compensation," the Company's net income (loss) would have decreased (increased) from ($5,712,556) and $5,031,281 to the amounts of ($6,814,445) and $2,166,108 for the years ended December 31, 2000 and 1999, respectively.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE Q (continued)

     A summary of the option activity for years ended December 31, 2000 and 1999 is as follows:

                                                                              Year ended December 31,
                                                        ----------------------------------------------------------------
                                                                     2000                               1999
                                                        ---------------------------         ----------------------------
                                                                          Weighted-                            Weighted-
                                                                           average                              average
                                                                          exercise                             exercise
                                                         Shares            price             Shares             price
                                                        ---------        ---------          ---------          ---------
Balance, beginning of year                              3,027,913            $ 1.44         1,552,913          $1.58

Granted                                                 1,515,000              1.30         1,485,500           0.83

Exercised                                                 144,000              0.83            10,500           0.83

Forfeited                                                 332,250              0.98              --              --

Balance, end of year                                    4,066,663              1.46         3,027,913           1.21


     The status of outstanding stock options is summarized as of December 31, 2000 as follows:

                                                             Weighted-                                Weighted-
                                                              average                                  average
                                                             remaining                              exercise price
                                         Options            contractual          Options             of options
            Exercise price             outstanding           life (years)      exercisable           exercisable
            --------------             -----------          --------------    ------------          ------------
              $0.83-1.25               2,899,163               3.56             1,914,569               $0.99
               2.17-2.33               1,123,500               3.24               757,125                2.27
               5.33-5.50                  14,000               3.70                 3,000                5.33
               7.00                       10,000               4.18                  --                   --
               8.00                       20,000               4                    9,334                8.00
                                       ---------                                ---------
                                       4,066,663                                2,684,028

     The weighted-average fair value at date of grant for those options granted in 2000 was $1.46. The fair value of each option at date of grant was estimated using the Black-Scholes option pricing model utilizing the following weighted-average assumptions:

              Grant                               Risk free               Expected stock                Expected life
              date                              interest rate            price volatility                of options
             -------                           --------------            -----------------              -------------
      January 15, 1998                             5.77%                      41.63%                        2
      July 15, 1998                                5.51                       52.90                         3
      September 3, 1998                            5.02                       58.30                         3
      January 1, 1999                              5.60                       56.51                         3
      May 28, 1999                                 5.60                       56.51                         3
      June 9, 1999                                 5.98                       57.49                         3
      December 31, 1999                            6.61                       51.10                         4
      February 28, 2000                            6.69                       60.87                         4
      March 6, 2000                                6.71                       61.23                         4
      August 22, 2000                              6.19                       98.71                         5

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE R - EARNINGS PER COMMON SHARE

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

                                                        Year ended December 31,
                                                      -------------------------
                                                          2000          1999
                                                      -----------   -----------
                                                                   (as restated)
Numerator
    Net  (loss) income                                $(5,712,556)  $ 4,678,384
                                                      -----------   -----------

    Net  (loss) income applicable to common shares
       for basic earnings per share                    (5,712,556)    4,678,384

    Effect of dilutive securities
       Interest expense on Euro-notes                        --          51,480
       Amortization of Euro-notes costs                      --          23,605
                                                      -----------   -----------

       Net (loss) income applicable to common shares
          for diluted earnings per share              $(5,712,556)  $ 4,753,469
                                                      ===========   ===========

Denominator
    Weighted-average common shares for basic
       earnings per share                              26,966,363    19,338,877
    Weighted-average effect of dilutive securities
       Employee stock options                                --       1,654,370
       Warrants from Euronotes                               --         326,594
                                                      -----------   -----------

    Weighted-average common and common equivalent
       shares for diluted earnings per share           26,966,363    21,319,841
                                                      ===========   ===========

Earnings per common share
    Basic                                             $     (0.21)  $      0.25
                                                      ===========   ===========

    Diluted                                           $     (0.21)  $      0.22
                                                      ===========   ===========

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2000 and 1999


NOTE R (continued)

     Included in diluted weighted shares outstanding for 1999 are 94,454 Common Stock Purchase Warrants of the Company exchanged or to be exchanged for warrants issued by Laidlaw Holdings together with its 12% Senior Secured Euro Notes. Also included for 1999 are 398,696 Class A Common Stock Purchase Warrants and 398,696 Class B Common Stock Purchase Warrants, which all expired in 2000. 1999 has been restated to reflect correction of error in computing the numerator and denominator for basic and diluted earnings per share. See Note C.

     Because the Company reported a net loss during the year ended 2000, the calculation of diluted earnings per share does not include convertible securities, options and warrants, as they are antidilutive and would result in a reduction of the net loss per share. If the Company had reported net income, there would have been additional shares as of December 31, 2000 included in the calculation of diluted earnings per share.

NOTE S - SUBSEQUENT EVENT

     In April 2001, the Company entered into an agreement with the management of its subsidiary, Westminister, and Westminster's management, to sell the stock and business of Westminister to its management. The agreement provides for a purchase price of $1,000,000; $700,000 payable at closing (including prepayment of $600,000 currently owed to the Company pursuant to a promissory note); $150,000 payable each year for the two years following the closing with interest at 10% per annum. In addition, management of Westminister will return to the Company 4,500,000 shares of the Company's common stock which they own. The closing of the agreement is conditioned upon various terms and conditions including the approval of the New York Stock Exchange.