Form 10QSB
period 2001-03-31
LAIDLAW GLOBAL CORP
filed 2001-05-16
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended March 31, 2001

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

Yes [X] No [_]

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 27,074,430 shares of common stock as of May 1, 2001.

     Transitional Small Business Disclosure Format (check one)

Yes [_] No [X]

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               a)   Consolidated Balance Sheets as of March 31, 2001 and
                    December 31, 2000 .......................................  4

               b)   Consolidated Statements of Operations for the
                    three months ended March 31, 2001 and 2000.................5

               c)   Consolidated Statements of Cash Flows for the
                    three months ended March 31, 2001 and 2000.................6

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

SIGNATURES .................................................................. 20

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                    As of                 As of
                                                                                March 31, 2001      December 31, 2000
                                                                             ------------------     -----------------
                                                                                 (Unaudited)
                             ASSETS

Cash and cash equivalents                                                       $  2,002,467          $  1,899,274
Receivable from clearing broker and other receivables                              3,278,334             3,335,284
Securities owned, at market value                                                    931,319             1,897,838
Goodwill, net of accumulated amortization                                          6,875,999             6,973,219
Property, equipment and leasehold improvements at cost, net of accumulated         4,850,556             5,120,130
depreciation and amortization
Secured demand note                                                                  600,000               600,000
Deposits                                                                             747,537               584,452
Prepaid and other                                                                  1,940,295             2,360,380
                                                                                ------------          ------------

                                                                                $ 21,226,507          $ 22,770,577
                                                                                ============          ============

                   LIABILITIES AND STOCKHOLDERS' EQUITY



Notes payable                                                                   $  1,368,585          $    429,000
Securities sold but not yet purchased, at market value                               485,853               182,983
Accounts payable and accrued expenses                                              2,555,642             3,489,866
Commissions and compensation payable                                                 434,536               194,948
Capitalized lease obligations                                                        760,845               778,731
Deferred revenue                                                                     587,729               624,879
Deferred compensation                                                              1,449,463             1,449,463
Deferred rent                                                                        550,045               557,475
Other                                                                                120,349               112,978
                                                                                ------------          ------------

                                                                                   8,313,047             7,820,323
                                                                                ------------          ------------

Commitments and contingencies

Subordinated borrowings                                                              600,000               600,000

Minority interest                                                                  3,938,107             4,477,143

Stockholders' equity
Common Stock; $.00001 par value; 50,000,000 shares authorized of the Company at
March 31, 2001 and December 31, 2000; 27,461,929 shares
issued by the Company on March 31, 2001 and December 31, 2000                            275                   275
Additional paid - in capital                                                      34,892,352            34,892,352
Treasury stock, at cost (387,500 shares and 352,600 shares as of                    (280,646)             (257,713)
    March 31, 2001 and December 31, 2000, respectively)
Accumulated deficit                                                              (26,236,628)          (24,761,803)
                                                                                ------------          ------------

TOTAL STOCKHOLDERS' EQUITY                                                         8,375,353             9,873,111
                                                                                ------------          ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                        $ 21,226,507          $ 22,770,577
                                                                                ============          ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                                           Three months ended
                                                                               March 31,
                                                               ----------------------------------------
                                                                   2001                         2000
                                                               ------------                ------------
REVENUES
  Commissions                                                  $  2,925,167                $  7,263,529
  Asset management fees                                           1,333,280                   1,385,727
  Corporate finance & private placement fees                           --                     1,697,720
  Trading gains, net                                                162,437                     130,504
  Other                                                             178,906                     389,516
                                                               ------------                ------------

                                                                  4,599,790                  10,866,996
                                                               ------------                ------------

EXPENSES
  Salaries and other employee costs                               2,106,693                   2,462,464
  Commissions                                                     1,285,852                   3,438,299
  Clearing and floor brokerage                                      257,044                     578,715
  Occupancy                                                         425,582                     437,546
  Depreciation & amortization                                       540,907                     270,471
  Advertising & contributions                                         6,618                     293,803
  Travel and entertainment                                           79,374                     128,961
  Professional fees                                                 393,190                     432,508
  Dues and assessments                                              240,795                     243,218
  Communications & information systems                              546,468                     430,460
  Office                                                            239,156                     266,430
  Interest                                                           79,854                     104,405
  Amortization of goodwill                                          118,802                     118,732
  Other                                                             293,316                     283,079
                                                               ------------                ------------

      Total Expenses                                              6,613,651                   9,489,091
                                                               ------------                ------------

(Loss) income before minority interest                           (2,013,861)                  1,377,905

Minority interest                                                  (539,036)                   (180,649)
                                                               ------------                ------------

(Loss) income before taxes:                                      (1,474,825)                  1,558,554

  Income Taxes                                                         --                          --
                                                               ------------                ------------

NET (LOSS) INCOME                                                (1,474,825)                  1,558,554

  Accumulated deficit, beginning of                             (24,761,803)                (18,881,741)
                                                               ------------                ------------
period

  Accumulated deficit, end of period                           $(26,236,628)               $(17,323,187)
                                                               ============                ============

Net (loss) income per share
  Basic                                                        $       (.05)               $        .06
                                                               ============                ============
  Diluted                                                      $       (.05)               $        .05
                                                               ============                ============
Weighted average number of shares
oustanding
  Basic                                                          27,074,429                  26,690,513
                                                               ============                ============
  Diluted                                                        27,074,429                  28,750,670
                                                               ============                ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                 (unaudited)


                                                                           Three months ended March 31,
                                                                            2001                   2000
                                                                        -----------            ------------
Cash flows from operating activities:
Net (loss) income                                                       $(1,474,825)           $  1,558,554
Adjustments to reconcile net (loss) income to net
cash used in operating activities:
Amortization of goodwill                                                    118,802                 118,732
Depreciation and amortization                                               540,907                 270,471
Minority interest in earnings                                              (539,036)               (180,649)

(Increase) decrease in operating assets
  Receivable from clearing brokers and other receivables                     56,950              (3,812,124)
  Securities owned, at market value                                         966,519                (157,751)
  Deposits                                                                 (163,085)                224,451
  Prepaid & other assets                                                    398,503                (788,430)
Increase (decrease) in operating liablities
  Securities sold but not yet purchased, at market value                    302,870               1,464,052
  Accounts payable and accrued expenses                                    (934,224)             (1,123,158)
  Commissions and compensation payable                                      239,588                     599
  Deferred revenue                                                          (37,150)                (20,400)
  Other liabilities                                                             (59)                (31,460)
                                                                        -----------            ------------

Net cash used in operating activities                                      (524,240)             (2,477,113)


Cash flows from investing activities

  Purchase of Property, Equipment and Leasehold Improvements               (228,186)             (1,201,506)
  Payments for leased equipment                                             (61,033)                (58,556)
                                                                        -----------            ------------

Net cash used in investing activities                                      (289,219)             (1,260,062)

Cash flows from financing activities
  Proceeds from issuance of notes payable                                   939,585                    --
  Purchase of treasury stock                                                (22,933)                   --
  Issuance of common stock                                                     --                   650,782
                                                                        -----------            ------------

Net cash provided by financing activities                                   916,652                 650,782
                                                                        -----------            ------------

Net decrease in cash and cash equivalents                                   103,193              (3,086,393)

Cash and cash equivalents beginning of period                             1,899,274              10,131,242
                                                                        -----------            ------------

Cash and cash equivalents end of period                                 $ 2,002,467            $  7,044,849
                                                                        ===========            ============

Supplemental disclosures of cash flow information:

  Cash paid during the period for interest                              $    70,854            $    104,405
  Cash paid during the period for taxes                                 $       921            $     20,929

Supplemental schedule of non cash investing and financing activities:

    During the periods ended March 31, 2001 and 2000 the following transactions occurred:

        Issuance of common stock upon purchase of
          Laidlaw Pacific ("Asia") Ltd.                                        --                   348,313

        Equipment acquired under capital leases                              43,147                    --

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                              As of March 31, 2001
       And for the three Months Ended March 31, 2001 and 2000


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Laidlaw Global Corporation (the "Company") is a holding company whose wholly- or majority-owned operating subsidiaries include Laidlaw Holdings, Inc. ("Laidlaw Holdings") Laidlaw Global Securities, Inc. ("Laidlaw Global Securities"), Westminster Securities Corporation, ("Westminster"), H&R Acquisition Corporation ("HRAC"), an 81%-owned subsidiary which maintains a 100% interest in Howe & Rusling, Inc., a registered investment advisory firm, Globeshare Group, Inc., ("GGI"), a 59%-owned internet-based investment services company established on June 14, 1999 which maintains a 100% interest in Globeshare, Inc. ("Globeshare"), an internet-based broker-dealer, Laidlaw Pacific (Asia) Ltd.
(LPA), a registered Dealer and Investment Advisor with the Hong Kong Securities and Futures Commission, and Laidlaw International, S.A., a majority owned development stage broker-dealer based in France. The business activities include securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide.

The Company was a majority owned subsidiary of Pacific USA Holdings Corporation ("PUSA"), a wholly owned subsidiary of Pacific Electric Wire and Cable Co., Ltd., a Taiwanese industrial company. As of March 31, 2001, the ownership of the Company by PUSA and Europ Continents Holding is approximately 36%.

The accompanying unaudited consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation. These financial statements that have been prepared pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC") and, in the opinion of management, reflect all adjustments necessary for a fair presentation of the results for the periods presented in conformity with accounting principles generally accepted in the United States of America. These financial statements should be read in conjunction with the Company's audited financial statements included in the Company's annual report on Form 10-KSB filed with the SEC on April 20, 2001. Results of the interim periods are not necessarily indicative of the results to be obtained for a full fiscal year.

NOTE B - LIQUITY AND CAPITAL RESOURCES

For the three months ended March 31, 2001, the Company continued to incur losses from operations amounting to approximately $1.5 million, which, in part, resulted from the development and building of the Company's Global Online Trading and Investment Services Group (GGI), as well as a significant reduction in commission revenue as a result of a major drop in institutional commission business. As a result of these matters the Company has continued to experience cash flow problems, which may require the Company to seek additional infusions of capital. Management believes that through cost control, the cash flow from continuing operations during 2001 and the financial support to be provided by the existing stockholders, as needed, and the sale of the stock and business of Westminster, cash flow will be sufficient to meet its obligations for the year.


NOTE C - RESTATEMENTS

In the first quarter of 2000, the Company failed to use the treasury stock method for calculating the denominator in computing diluted earnings per share. The effect of this error was not significant for the three months ended March 31, 2000. The denominator in computing diluted earnings per share for the three months ended March 31, 2000 has been restated to reflect the correction of this error. See Note H.

NOTE D - NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 for Laidlaw Global Securities and Westminster and 8 to 1 for Globeshare during the period February 8, 2000 to February 8, 2001, its first year of operation. Thereafter, Globeshare's net capital requirement was decreased to the 15 to 1 ratio. At March 31, 2001, Laidlaw Global Securities was required to maintain minimum net capital of $100,000 and had total net capital of $852,966 which was $752,966 in excess of its minimum requirement. Westminster was required to maintain minimum net capital of $135,000 and had total net capital of $1,698,254 which is $1,563,254 in excess of its minimum requirement. Globeshare was required to maintain minimum net capital of $11,804 and had total net capital of $213,397 which is $201,593 in excess of its minimum requirement.

NOTE E - NOTES PAYABLE AND SUBORDINATED BORROWINGS

Notes payable and borrowings under subordination agreements at March 31, 2001 consist of the following:

                                                                March 31,
                                                                  2001
                                                                ---------
Guaranteed note, 10% due May 31, 2001                           $100,000
Senior secured Euro-notes, 12% due 2002                          429,000
Note, 8% due 2002                                                439,585
Convertible subordinated note, 12% due
 2002                                                            400,000
                                                              ----------

                                                              $1,368,585
                                                              ==========

6% secured demand note collateral agreements,
 principal due July 1, 2002 and interest payable
 quarterly                                                      $600,000
                                                              ----------

                                                                $600,000
                                                              ==========


The 12% senior secured Euro-notes ("Notes") were issued in 1997 in units of $100,000 with a five-year warrant to purchase 6,881 shares of the Company's nonvoting common stock, $0.05 par value per share, at the exercise price or $4.36 per share. The notes are convertible into the Company's voting common stock at an exchange rate of $1.37 per share. The Notes are redeemable at the option of the Company, in whole or in part, together with accrued and unpaid interest except that no redemption was permitted prior to December 31, 1999. The Notes contain certain covenants that limit the ability of the

Company to pay dividends or make distributions, repurchase equity interests or sell or otherwise dispose of assets of the Company's subsidiaries.

The Notes are collateralized by the outstanding shares of the Company's subsidiary, HRAC, which owns 100% of the outstanding common stock of Howe & Rusling, with 20% subject to Howe & Rusling, Inc. employee options.

On January 30, 2001, Globeshare Group, Inc. subsidiary obtained a 90-day 12% loan which is guaranteed by the Company.

On March 20, 2001, Laidlaw International, S.A. obtained a loan through the issuance of an 8% note in which the principal and interest are due in one year.

On January 30, 2001. The Company obtained a loan through the issuance of a 12% subordinated note. Under the terms of the note, the Company shall make quarterly interest payments. If the Company does not prepay, in full, all principal and accrued interest on the Note within 90 days of the date of the Note or if the Company defaults as defined in the agreement, then the Noteholder may, in lieu of payment of the Principal Amount, convert the Note into common stock of the Company at the conversion price of $0.50 per Common Share.

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

Except for the short-term loan of Globeshare Group, Inc. the notes payable and subordinated borrowings all mature in 2002.


NOTE F - COMMITMENTS AND CONTINGENCIES

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

Additionally, the CMC alleged that a representative of the Company falsely stated to the public that the Company was interested in holding Elektra shares two days prior to selling such shares. Since the Company never held shares of Elektra, management believes that such statements were misquoted by the Greek press. The subsidiary Laidlaw Global Securities was assessed fines of approximately $79,000 and $77,000, respectively, for the first two findings. The Company was assessed a fine of approximately $408,000 for the third finding.

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


NOTE G - INDUSTRY SEGMENTS

In 2001 and prior years, the Company operated in two principal segments of the financial services industry: Asset Management and Broker-Dealer activities. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

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

Laidlaw Global Securities, the Company's wholly owned subsidiary, is substantially engaged in traditional trading, brokerage and investment banking services.

Westminster, the Company's majority owned subsidiary is substantially engaged in traditional trading and brokerage services.

Globeshare, the Company's 59% owned subsidiary, is substantially engaged in providing online trading, brokerage, and investment services.

Laidlaw International S.A., the Company's majority owned French subsidiary in its development stage, is substantially engaged in traditional trading and brokerage services. As of March 31, 2001, Laidlaw International has not generated any revenue, but has incurred various development stage expenses.

Foreign Operations and Major Customers: Although the Company has continued to initiate its plans to expand its international operations in Europe and Asia, the Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two periods ended March 31, 2001 and March 31, 2000 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $6,188 and $2,265,832,respectively, which approximates .13% and 21% of external revenue, respectively. Additionally, the Company had no significant individual customers (domestic or foreign) as of March 31, 2001, or for each of the two periods ended March 31, 2001 and March 31, 2000.

The following table sets forth the net revenues of these industry segments of the Company's business.

                                                  Three months ended March 31,
                                                  ----------------------------
                                                      2001           2000
                                                  ------------    ------------
                                                          (Unaudited)

Revenue from external customers
    Asset management - H&R Acquisition            $  1,076,359     $  1,142,132
    Brokerage:
      Laidlaw Global Securities                      1,376,896        6,656,257
      Westminster Securities Corp.                   1,720,529        2,618,525
      Globeshare Inc.                                  124,267          211,674
    Corporate and other                                301,739          238,408
                                                  ------------     ------------

         Total external revenue                   $  4,599,790     $ 10,866,996
                                                  ============     ============

Inter-segment revenue
    Brokerage - Laidlaw Global Securities$        $     50,001     $     50,001
                                                  ------------     ------------

         Total inter-segment revenue              $     50,001     $     50,001
                                                  ============     ============

Net income (loss)
    Asset management - H&R Acquisition            $    125,920     $    228,937
    Brokerage:
      Laidlaw Global Securities                       (596,370)       1,883,539
      Westminster Securities Corp.                     (95,762)         351,118
      Globeshare Inc.                                  (87,541)          (3,609)
      Lead Capital S.A                                    --            (20,912)
      Laidlaw International S.A.                      (374,698)            --
    Corporate and other                               (446,374)        (880,519)
                                                  ------------     ------------

         Total net income (loss)                  $ (1,474,825)    $  1,558,554
                                                  ============     ============

Total assets
    Asset management - H&R Acquisition            $  3,341,389     $  3,463,336
    Brokerage:
      Laidlaw Global Securities                      5,158,029       10,452,334
      Westminster Securities Corp.                   3,064,254        5,001,229
      Globeshare Inc.                                  446,907          671,925
      Lead Capital S.A                                    --            292,869
      Laidlaw Pacific (Asia) Ltd.                      879,198          882,844
      Laidlaw International S.A.                     1,783,961             --
    Corporate and other                              6,552,769       12,919,660

                                                  ------------     ------------

         Total assets                             $ 21,226,507     $ 33,684,197
                                                  ============     ============

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

                                                                 Three Months ended March 31,
                                                               -------------------------------------
                                                                    2001                     2000
                                                               ------------              -----------
                                                                             (Unaudited)
                                                                                          (Restated)
Numerator
  Net (loss) income                                            $ (1,474,825)             $ 1,558,554
                                                               ------------              -----------
    Net (loss) income applicable to common shares
       for basic earnings per share                              (1,474,825)               1,558,554

    Effect of dilutive securities
       Interest expense on Euro-notes                                  --                     12,870
       Amortization of Euro-note costs                                 --                       --
                                                               ------------              -----------

       Net (loss) income applicable to common shares
          for diluted earnings per share                       $ (1,474,825)             $ 1,571,424
                                                               ============              ===========

Denominator
    Weighted-average common shares for basic
       earnings per share                                        27,074,429               26,690,513
    Weighted-average effect of dilutive securities
       Employee stock options                                          --                  1,526,639
       Warrants                                                        --                    533,518
                                                               ------------              -----------

    Weighted-average common and common equivalent
       shares for diluted earnings per share                     27,074,429               28,750,670
                                                               ============              ===========
Earnings (loss) per common share
    Basic                                                      $       (.05)             $       .06
                                                               ============              ===========

    Diluted                                                    $       (.05)             $       .05
                                                               ============              ===========

For the three months ended March 31, 2001, all warrants and options were excluded from the computation of the diluted earnings per share because the Company incurred a loss and the effect would have been antidilutive.

NOTE I - SUBSEQUENT EVENTS

In April 2001, the Company entered into an agreement with the management of its subsidiary, Westminister, to sell the stock and business of Westminister to its management. The agreement provides for a purchase price of $1,000,000; $700,000 payable at closing (including prepayment of $600,000 currently owed to the Company pursuant to a promissory note); $150,000 payable each year for the two years following the closing with interest at 10% per annum. In addition, management of Westminister will return to the Company 4,500,000 shares of the Company's common stock which they own. The closing of the agreement is conditioned upon various terms and conditions including the approval of the New York Stock Exchange.

The following unaudited pro forma results of operations of the Company for the three months ended March 31, 2001 and March 31, 2000 assumes that the sale of Westminster had occurred on January 1, 2001 and January 1, 2000, respectively. These pro forma results are not necessarily indicative of the actual results of operations that would have been achieved nor are they necessarily indicative of future results of operations.

                                              2001                2000
                                              ----                ----
          Revenues                         $2,879,261          $8,248,471
          Net (Loss) Income               ($1,409,063)         $1,177,436
          Net (Loss) Income Per Share     ($      .06)         $      .05

In April 2001, the Company was granted a license from Banque de France allowing it to operate as a broker/dealer of securities in the French financial markets as well as in other countries of the European Economic Community. The Laidlaw license is one of approximately only five licenses that have been issued in the past ten years. The Company will be operating in France under the name Laidlaw International, S.A. Laidlaw International, S.A., a majority owned subsidiary of the Company, is currently in its development stage.


ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Laidlaw Global Corporation is a global financial services firm that operates in two business segments: brokerage, which includes investment banking and sales and trading, and asset management. It has two subsidiaries that operate in both segments: Laidlaw Holdings, Inc., a holding company which owns 100% of Laidlaw Global Securities, Inc., and 81% of H & R Acquisition Corp., and Westminster Securities Corporation, an NYSE member firm which was acquired by Laidlaw on July 1, 1999. Laidlaw has a third subsidiary Globeshare Group, Inc. (formerly Global Electronic Exchange, Inc.), a holding company that owns 100% of Globeshare, a broker-dealer. Globeshare, which commenced its U.S. operation in October 1999 and operated initially as a division of Laidlaw Global Securities, Inc., received approval for NASD membership as a broker-dealer on February 8, 2000. Operations of the on-line broker were transferred from Globeshare as a division of Laidlaw Global Securities to Globeshare as a broker dealer on May 18, 2000. Globeshare Group, Inc. changed its name from Global Electronic Exchange, Inc. on November 1, 2000. A fourth subsidiary is a development stage French broker/dealer called Laidlaw International, S.A. Through this subsidiary, Laidlaw Global Corporation aims to move forward with new opportunities throughout the European Community, and in the French marketplace in particular. In April, 2001, Laidlaw International was granted the license to operate as a broker/dealer by Banque de France.

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

Results of Operations For the Three Months Ended March 31, 2001 and 2000

Global market and economic conditions weakened significantly during the quarter ended March 31, 2001, which contributed to the decline in the Company's net revenues and net income as compared to the quarter ended March 31, 2000.

In the U.S., there was a continuation of the difficult market and economic conditions that emerged during the latter half of fiscal 2000. The rate of U.S. economic growth slowed significantly, reflecting lower levels of corporate investment, consumption and consumer confidence. These conditions, coupled with indications of slowing corporate earnings growth, contributed to declines in the U.S. equity markets, as the major stock market indices (the Standard & Poor's 500, the Dow Jones Industrial Average and the NASDAQ) all declined during the quarter. The decline in the market values of Internet and technology-related stocks was particularly significant. In addition, numerous indications of a slowing domestic economy prompted the Federal Reserve Board (the "Fed") to ease its interest rate policy. As a result, during the quarter ended March 31, 2001, the Fed lowered the overnight lending rate by an aggregate of 1.0 on three separate occasions. Subsequent to quarter end, the Fed lowered the overnight lending rate by an additional 0.50% in April 2001. Further interest rate actions may occur in the future in the event that the Fed continues to perceive indications of slowing economic growth and recession.

In Europe, the level of business and consumer confidence remained relatively strong, supported by high levels of capacity utilization and ongoing declines in the level of unemployment. During the quarter, the European Central Bank (the "ECB"), which had raised interest rates within the European Union (the "EU") by an aggregate of 1.75% during fiscal 2000, continued to be concerned with indications of inflationary pressures within the region. As a result, the ECB elected to leave interest rates unchanged. At the end of the quarter, there remained much uncertainty as to the region's future growth prospects in light of increasing indications that economic performance in the U.S. and globally was weakening.

The difficult market and economic conditions that characterized the first fiscal quarter of 2001 have continued thus far in the second fiscal quarter and it is not clear when these market and economic conditions will improve.

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. As a result, period-to-period comparisons may not be meaningful. In addition, the sharp correction in certain overseas securities markets has affected our ability to generate additional commissions revenues from institutional customers. The concomitant correction of the NASDAQ did not help either. As a result, our first quarter has seen a substantial reduction of the institutional commissions earned by the Laidlaw Global Securities, Inc. subsidiary.

Mergers and acquisitions were robust during the first half of fiscal 2000. As economic growth moderated and profits weakened, capital spending decelerated sharply during the second half of 2000 and continued through the first quarter of 2001.

The markets for the underwriting of securities also were negatively impacted by the generally volatile market and economic conditions that existed during much of the first fiscal quarter of 2001. The considerable drop in valuations in some sectors and the elevated volatility of equity price movements caused the pace of initial public offerings to slow markedly over the year. The slowdown was particularly evident in the technology sector. In total, the dollar amount of initial public offerings by domestic non-financial companies tapered off substantially in the first quarter to its lowest level in two years. This adverse economic climate has negatively affected Laidlaw's subsidiaries and the revenues generated from investment banking activities.

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

In conjunction with its business development focus, Management has upgraded the Paris, France operation into a fully licensed brokerage firm to enable the Company to move forward with new opportunities throughout the European Community, and in the French marketplace, in particular. The Company set up a new entity named Laidlaw International S.A. Since Laidlaw International acquired its license and started operations in April, it has been generating average daily revenues as much as approximately 12,000 to 15,000 euros solely from its equities business. With the expected addition of more brokers in June and once contracts are signed with the clearing brokers, it expects to augment its revenues from the futures and options markets.

Laidlaw posted a loss of $1.5 million in the first fiscal quarter of 2001, compared to the net profit of $1.6 million in the first fiscal quarter of 2000. This significant decrease in net income is due to the adverse economic conditions experienced both domestically and internationally. Globally, the foreign markets overall experienced a decline during the second half of 2000, which continued to the first quarter of 2001. Stock prices in emerging markets were generally quite weak, coupled with low trading volume, adversely affecting Laidlaw. Domestically, the steep decline of Nasdaq had a great impact on Laidlaw as its institutional clients mostly invested in the technology sector. The combination of the extremely sharp reduction of global market commissions revenues and the drop in volume received from institutional investors has cost a drop of approximately $6.3 million in revenues.

Basic loss per common share was $.05 in the first quarter of 2001 compared to a basic income per share of $.06 in the first quarter of 2000.

The essential part of the loss incurred in the first quarter of 2001 was generated by three subsidiaries, namely Laidlaw Global Securities, Inc. and Globeshare Group, Inc. and Westminster Securities Corp. Laidlaw Global Securities, Inc. saw a sharp decrease in its commissions volume strictly related to the market performance of the emerging global markets and the NASDAQ market in the U.S. Globeshare Group, Inc. presented a particularly difficult problem for the group due to the high cost of technological development still required at a time of sharp reduction of the commissions volume generated in light of the reduction in commissions resulting from financials markets that have consistently moved to the down side since March 2000. In many instances the lack of development of technological connections has affected the ability of the partners to generate commissions business. The operations of Globeshare in the first quarter of 2001 resulted in a loss of $579,778. The market for electronic brokerage services over the Internet is rapidly evolving and intensely competitive. In view of the losses realized in the first quarter of 2001 and in fiscal year 2000, management at Globeshare is reviewing its marketing strategy, the services and products which it has been offering to the industry and what changes may be necessary to achieve market acceptance and profitability. Globeshare has already shifted the direction of its marketing efforts from individuals to institutions, including other broker/dealers. This change in focus should reduce fixed costs and future cash requirements to increase market penetration. The Westminster subsidiary, which incurred a net loss of $95,761 for the first quarter of 2001, also experienced a contraction in its commission revenue by approximately 36%. The development stage subsidiary Laidlaw International incurred a loss of $374,698 pertinent to the expenses involved in the setting up of its operations.

All of the aforementioned factors contributed to Laidlaw's consolidated net loss of $1,474,825 for the three months ended March 31, 2001. However, if the loss derived from the operations of the Internet company Globeshare Group, Inc. and its wholly owned subsidiary Globeshare were deducted from the consolidated results of operations, Laidlaw's traditional business resulted in a net loss of only $895,047. The decrease in the profit of Laidlaw's traditional lines of business compared to the net profit of $1,897,307 for the three months ended March 31, 2000 were attributed mainly to the reduction in commission revenue from institutional customers of Laidlaw Global Securities due substantially to the NASDAQ correction and the sharp correction in some overseas securities markets, the contraction of the commission revenue of Westminster by approximately 36% due to the difficult market conditions in the first quarter of 2001, and the loss incurred by Laidlaw International from its pre-operating costs.

In 2001 and the prior years, Laidlaw operated in two principal segments of the financial services industry, namely asset management and brokerage activities. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

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

The commission revenues which represent 64% and 67% of total revenues for the three months ended March 31, 2001 and March 31, 2000, respectively, are geographically categorized as follows:

For the three months ended March 31, 2001, revenues of $631,529 were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets and revenues of $2.2 million were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. Globeshare generated $112,540 revenues from online trading U.S. and overseas customers. For the three months ended March 31, 2000, revenues of $2.5 were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets and revenues of $4.8 million were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals.

Asset Management fees from Howe & Rusling and partly from Laidlaw Global Securities amount to $1,333,280 and $1,385,727 for the three months ended March 31, 2001 and March 31, 2000, which represent 29% and 13% of the firm's revenue for the respective periods. Corporate finance fees of Laidlaw Global Securities amount to $1,697,750 for the three months ended March 31, 2000, which represent 16% of the firm's revenue.

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

Salaries and other employee expenses for the year ended March 31, 2001 decreased to $2.1 million from $2.5 million for the period ended March 31, 2000.

The decrease in this expense primarily relates to the reduction of personnel in the Laidlaw Global Securities subsidiary.

Commissions expense for the three months ended March 31, 2001 decreased to $1.3 million from $3.4 million for the three months ended March 31, 2000. The decrease is attributable to the decrease in commission revenue.

Clearing expenses for the three months ended March 31, 2001 decreased to $257,044 from $578,715 for the three months ended March 31, 2000. Clearing expenses, which primarily consist of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the reduction in such expenses related to the decline in commission revenue.

Rent and utilities expenses for the three months ended March 31, 2001 decreased to $425,582 from $437,546 for the three months ended March 31, 2000. Rent and utilities expenses include cost of leasing office space and space with our internet service provider. Management expects the costs related to technology development will continue to grow as Laidlaw continues to invest in Globeshare Group, Inc. and its broker-dealer subsidiary Globeshare Inc., and enhances the other subsidiaries' infrastructure to enable Laidlaw as a whole to compete better in the industry.

Depreciation and amortization expenses for the three months ended March 31, 2001 increased to $540,907 from $270,471 for the three months ended March 31, 2000. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, increased primarily due to the increment in such expenses related to the technology infrastructure developed for the Globeshare Group subsidiary.

Client-related marketing expenses for the three months ended March 31, 2001 decreased to $6,618 from $293,803 for the three months ended March 31, 2000. The decrease in client-related marketing expenses are relative to the efforts of management in reducing costs in developing strategic alliances with foreign partners and in promoting brand name recognition for Laidlaw and Globeshare. Globeshare has shifted the focus of its business development towards institutions and other broker/dealers.

Travel and entertainment expenses for the three months ended March 31, 2001 decreased to $79,374 from $128,961 for the three months ended March 31, 2000. The decrease in travel and entertainment expenses are also attributed to the efforts of management to minimize costs in light of the difficult market conditions that continually persist in 2001.

Professional fees for the three months ended March 31, 2001 decreased to $393,190 from $432,508 for the three months ended March 31. 2000. The decrease in professional fees resulted from the reduction of the accounting and legal fees, fees paid to public relations firms, and the fees paid to outside technical consultants and an executive recruitment firm. No additional SEC filings were made other than the regular quarterly and annual audited reports. The shift in focus of the Globeshare business meant lessened use of the services of the public relations firms and outside technical consultants.

Dues and assessments for the three months ended March 31, 2001 decreased to $240,795 from $243,218 for the three months ended March 31, 2000. The decrease in dues and assessments resulted from reduction of the registration fees paid to the NASD and the various states by Laidlaw Global Securities with the resignation of certain personnel and from the diminished state corporate income taxes. The decrease was offset by dues and assessments paid by Laidlaw International.

Communications and information systems for the three months ended March 31, 2001 increased to $546,468 from $430,460 for the three months ended March 31, 2000. Communications and information systems expenses, which include telephone, quotes and other information costs, increased primarily due to the increment in such expenses related to the operations of Globeshare and Laidlaw International. The internet-based operations of Globeshare necessitated the use of services for obtaining quotes in foreign markets.

Interest expense for the three months ended March 31, 2001 decreased to $79,854 from $104,405 for the three months ended March 31, 2000. The decrease in interest expense resulted from the settlement of the $500,000 H & R Acquisition note payable in 2000 and the reduction in the inventory positions of the Westminster subsidiary in 2001, thereby lowering the carrying cost charged by its clearing broker.

All other expenses for the three months ended March 31, 2001 decreased to $651,274 from $668,241 for the three months ended March 31, 2000. These expenses consist, among other things, of amortization of goodwill, office supplies, insurance, and other miscellaneous expenses. The net decrease in these expenses, after considering the increment related to the Laidlaw International subsidiary operations, resulted from the reduced cost of operations stemming from the contraction in the volume of operations.


Liquidity and Capital Resources

The change in debt structure has begun to have a material impact on Laidlaw's cash flow due to material interest expense savings and the availability of funds for operations instead of debt repayments. However, there has been a substantial reduction in the cash and cash equivalents balance as of March 31, 2001 compared to March 31, 2000 principally due to the reduction of net income, the repayment of H & R Acquisition Corp. notes payable during the second quarter of 2000, and the acquisition of computer hardware and software relative to the infrastructure build up amounting to approximately $3.3 million for 2000 and the first three months of 2001 for the Globeshare Group subsidiary.

Laidlaw currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, Laidlaw may need to raise additional funds. Funds will initially be raised through the issuance of private equity securities in the Globalshare Group, Inc. subsidiary. Though Laidlaw's existing shareholders may experience additional dilution in ownership percentages or book value, the search for funding through private financing at the level of the subsidiaries along with direct application to the specific projects of these funds should result in an overall reduced dilution effect on Laidlaw. Laidlaw cannot give any assurance that additional funds will not be needed to respond to industry changes, competitive pressures and unforeseen events. If such funds are needed, there can be no assurance that additional financing will be available.

In addition to the funding through private financing, the Company's strategic plan to achieve improved profitability and liquidity focuses on the following:

o Cost Containment: We will seek to continually minimize operating costs and convert fixed costs to variable costs, where appropriate. Recently, decisions were made to enhance the profitability of Laidlaw by reviewing and reorganizing its operating infrastructure, which resulted in significant expense reduction.

o Brokerage: A focal point of our strategic incentive is to restructure and build our brokerage base. With the addition of new brokers in Laidlaw Global Securities and the development of the Laidlaw International business in the European market, Laidlaw aims to attract high net worth retail and institutional sales producers. With the expected continuing stream of revenue from Laidlaw International which has been averaging 12,000 to 15,000 euros daily on the equities business alone since it commenced operations in April, 2001, Laidlaw expects the Globeshare and Laidlaw Global Securities subsidiaries to benefit from this through the execution of trades in the U.S. market.

The Balance Sheet

The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share. The purpose of illustrating these ratios is to indicate the sustained positive liquidity and financial position of Laidlaw for the three months ended March 31, 2001 despite the net loss incurred on a year to date basis. The decrease in total assets as of March 31, 2001 compared to those as of December 31, 2000 attributed mainly to the loss sustained for the first three months of 2001.

                                          As of            As of
                                        March 2001     December 2000
                                          (in $ except for ratios)


     Adjusted Assets (1)                 21,226,507      22,770,577
     Leverage Ratio (2)                     2.53            2.31
     Adjusted Leverage Ratio (3)            2.53            2.31
     Book value per share (4)               0.31            0.36



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

Greek Capital Market Commission vs. Laidlaw Global Corporation

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

Additionally, the CMC alleged that a representative of the Company falsely stated to the public that the Company was interested in holding Elektra shares two days prior to selling such shares. Since the Company never held shares of Elektra, management believes that such statements were misquoted by the Greek press. The subsidiary Laidlaw Global Securities was assessed fines of approximately $79,000 and $77,000, respectively, for the first two findings. The Company was assessed a fine of approximately $408,000 for the third finding.

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

Reports on Form 8-K


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.


                                        LAIDLAW GLOBAL CORPORATION

May 14, 2001                            By:  /s/  Roger Bendelac
                                             -----------------------
                                             Roger Bendelac,
                                             President