Form 10QSB
period 2001-06-30
LAIDLAW GLOBAL CORP
filed 2001-08-14
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549


                                   Form 10-QSB

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2001

                                       OR

              [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________


                         Commission file number 0-27681

                           LAIDLAW GLOBAL CORPORATION
        (Exact name of small business issuer as specified in its charter)


             Delaware                                     13-4093923
   (State or other jurisdiction                        (I.R.S. Employer
  of incorporation or organization)                   Identification No.)

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

                                 Yes [X] No [_]

         State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date:
             22,566,730 shares of common stock as of June 30, 2001.

Transitional Small Business Disclosure Format (check one)

Yes [_] No [X]

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

     ITEM 1.   FINANCIAL STATEMENTS

               a)   Consolidated Balance Sheets as of June 30, 2001 and
                    December 31, 2000 .......................................  4

               b)   Consolidated Statements of Operations for the
                    three and six months ended June 30, 2001 and 2000..........5

               c)   Consolidated Statements of Cash Flows for the three
                    and six months ended June 30, 2001 and 2000................6

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

SIGNATURES .................................................................. 20

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                           As of               As of
                                                                                      June 30, 2001     December 31, 2000
                                                                                      -------------     -----------------
                                                                                       (Unaudited)
                         ASSETS
Cash and cash equivalents                                                             $  2,386,069        $  1,899,274
Receivable from clearing broker and other receivables                                    2,113,731           3,335,284
Securities owned, at market value                                                        3,116,630           1,897,838
Goodwill, net of accumulated amortization                                                3,552,193           6,973,219
Property, equipment and leasehold improvements at cost, net of accumulated               4,282,544           5,120,130
depreciation and amortization
Notes receivable                                                                           300,000             600,000
Deposits                                                                                 1,157,174             584,452
Prepaid and other                                                                        1,458,653           2,360,380
                                                                                      ------------        ------------

                                                                                      $ 18,366,994        $ 22,770,577
                                                                                      ============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                         $  1,653,765        $    429,000
Securities sold but not yet purchased, at market value                                        --               182,983
Securities loaned                                                                        2,528,974                --
Accounts payable and accrued expenses                                                    2,542,941           3,489,866
Commissions and compensation payable                                                     1,945,814           1,644,411
Customers' margin deposit                                                                1,699,060                --
Capitalized lease obligations                                                              649,405             778,731
Deferred revenue                                                                           576,332             624,879
Deferred rent                                                                              542,616             557,475
Other                                                                                      120,099             112,978
                                                                                      ------------        ------------

                                                                                        12,259,006           7,820,323
                                                                                      ------------        ------------

Commitments and contingencies

Subordinated borrowings                                                                       --               600,000

Minority interest                                                                        3,437,688           4,477,143

Stockholders' equity
Common Stock; $.00001 par value; 50,000,000 shares authorized of the Company at
June 30, 2001 and December 31, 2000; 27,461,929 shares issued by the Company on
June 30, 2001 and December 31, 2000                                                            275                 275
Additional paid - in capital                                                            34,892,352          34,892,352
Accumulated other comprehensive loss arising from cumulative translation
 adjustment                                                                                (79,502)               --
Treasury stock, at cost (4,895,200 shares and 352,600 shares as of                      (2,173,132)           (257,713)
    June 30, 2001 and December 31, 2000, respectively)
Accumulated deficit                                                                    (29,969,693)        (24,761,803)
                                                                                      ------------        ------------

TOTAL STOCKHOLDERS' EQUITY                                                               2,670,300           9,873,111
                                                                                      ------------        ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $ 18,366,994        $ 22,770,577
                                                                                      ============        ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                           Three months ended                     Six months ended
                                                                 June 30,                              June 30,
                                                      -------------------------------       -------------------------------
                                                          2001               2000               2001               2000
                                                      ------------       ------------       ------------       ------------
REVENUES
  Gross commissions                                   $  2,404,703       $  3,173,962       $  5,329,870       $ 11,890,211
  Asset management fees                                  1,241,270          1,393,608          2,574,550          2,779,335
  Corporate finance & private placement fee                268,158          1,763,007            268,158          2,008,007
  Investment income & trading profit                       433,840            (40,867)           596,277             89,637
  Other                                                    160,633            296,366            339,539            685,882
                                                      ------------       ------------       ------------       ------------

       Total Revenue                                     4,508,604          6,586,076          9,108,394         17,453,072
                                                      ------------       ------------       ------------       ------------

EXPENSES
  Salaries and other employee costs                      2,135,744          2,406,613          4,242,437          4,869,077
  Commissions                                            1,077,615          1,280,270          2,363,467          4,718,569
  Clearing and floor brokerage                             437,785            375,245            694,829            953,960
  Occupancy                                                422,083            304,681            847,665            723,948
  Depreciation                                             552,767            377,302          1,093,674            666,052
  Advertising & contributions                              118,976            646,062            125,594            939,865
  Travel and entertainment                                 128,210            267,957            207,584            396,918
  Professional fees                                        369,528            508,801            762,718            941,309
  Dues and assessments                                     142,696            189,921            383,491            433,139
  Quotes & information                                     592,882            639,853          1,139,350          1,070,313
  Office supplies, postage, messengers, printing           200,210            229,193            439,366            495,623
  Interest                                                 142,340             99,175            222,194            203,580
  Loss from sale of subsidiary                           1,615,722               --            1,615,722               --
  Provision for doubtful account                           582,368               --              582,368               --
  Other                                                    221,280            173,034            633,398            574,845
                                                      ------------       ------------       ------------       ------------

      Total Expenses                                     8,740,206          7,498,107         15,353,857         16,987,198
                                                      ------------       ------------       ------------       ------------

Income (loss) before minority interest                  (4,231,602)          (912,031)        (6,245,463)           465,874

Minority interest                                         (498,537)          (375,364)        (1,037,573)          (556,013)
                                                      ------------       ------------       ------------       ------------

Income (loss) before taxes:                             (3,733,065)          (536,667)        (5,207,890)         1,021,887

  Income Taxes                                                --               35,245               --               98,015
                                                      ------------       ------------       ------------       ------------

NET INCOME (LOSS)                                       (3,733,065)          (571,912)        (5,207,890)           923,872

  Accumulated deficit, beginning of                    (26,236,628)       (17,385,957)       (24,761,803)       (18,881,741)
                                                      ------------       ------------       ------------       ------------
period

  Accumulated deficit, end of period                  $(29,969,693)      $(17,957,869)      $(29,969,693)      $(17,957,869)
                                                      ============       ============       ============       ============

NET INCOME (LOSS) PER SHARE
  Basic                                               $       (.14)      $       (.02)      $       (.20)      $        .03
                                                      ============       ============       ============       ============
  Diluted                                             $       (.14)      $       (.02)      $       (.20)      $        .03
                                                      ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
  Basic                                                 26,323,146         26,959,929         26,698,787         26,825,221
                                                      ============       ============       ============       ============
  Diluted                                               26,323,146         26,959,929         26,698,787         30,521,126
                                                      ============       ============       ============       ============

                  Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                           Six months ended June 2001


                                                                                   Additional
                                              Shares      Preferred      Common      paid-in       Accumulated        Treasury
                                              issued        stock        stock       capital         deficit           Stock
                                            ------------  -----------   --------- ------------     ------------       --------
Balance at December 31, 1998,
  as previously reported                    11,744,887    250,000          117      20,092,729      (22,611,917)

Prior period adjustment                                                                              (1,190,799)
                                           -----------   --------         ----    ------------    -------------     ------------
Balance at December 31, 1998,
  as restated (Note C)                      11,744,887    250,000          117      20,092,729      (23,802,716)              --

Conversion of preferred stock
  into common stock                              3,750   (250,000)          --         250,000
Issuance of common stock to
  Fi-Tek's stockholders                      1,499,949                      15           1,485
Issuance of common stock upon
  conversion of 8%
  subordinated
  notes                                      5,853,630                      59       7,578,559
Issuance of common stock upon
  conversion of 12% senior
  secured
  Euro-notes                                 1,372,674                      14       1,767,267
Issuance of common stock for
  the acquisition of
  Westminster Securities
  Corporation                                4,500,000                      45       3,749,955
Issuance of common stock upon
  exercise of stock options                  1,571,039                      15         247,216
Issuance of common stock for
  the acquisition of Lead
  Capital, S.A                                  72,000                       1          59,999
Net income, as restated                                                                               4,753,469
                                           -----------   --------         ----    ------------    -------------     ------------
Balance at December 31, 1999,
  as restated                               26,617,929         --          266      33,747,210      (19,049,247)              --

Issuance of common stock for the
  acquisition of Laidlaw Pacific (Asia)        200,000                       2         556,398
Issuance of common stock upon
  exercise of stock options                    144,000                       2         119,999
Issuance of common stock pursuant
  to consulting services
  agreement                                    500,000                       5         468,745
Purchase of treasury stock                    (352,600)                                                                 (257,713)
Net loss                                                                                             (5,712,556)
                                           -----------   --------         ----    ------------    -------------     ------------

Balance at December 31, 2000                27,109,329         --         $275    $ 34,892,352    $ (24,761,803)    $   (257,713)
                                           -----------   --------         ----    ------------    -------------     ------------

Purchase of treasury stock                     (42,600)                                                                  (25,419)
Retirement of shares into treasury          (4,500,000)                                                               (1,890,000)
  pursuant to sale of Westminster
  Securities Corporation
Net loss                                                                                             (5,207,890)
Foreign currency translation adjustments
                                           -----------   --------         ----    ------------    -------------     ------------
Balance at June 30, 2001                    22,566,729         --         $275    $(34,892,352)   $ (29,969,693)      (2,173,132)
                                           ===========   ========         ====    ============    =============     ============


                                             Other
                                          comprehensive
                                          income (loss)             Total
                                          -------------          ------------
Balance at December 31, 1998,
  as previously reported                                           (2,269,071)

Prior period adjustment                                            (1,190,799)
                                             ----------          ------------
Balance at December 31, 1998,
  as restated (Note C)                                             (3,459,870)


Conversion of preferred stock
  into common stock                                                        --
Issuance of common stock to
  Fi-Tek's stockholders                                                 1,500
Issuance of common stock upon
  conversion of 8%
  subordinated
  notes                                                             7,578,618
Issuance of common stock upon
  conversion of 12% senior
  secured
  Euro-notes                                                        1,767,281
Issuance of common stock for
  the acquisition of
  Westminster Securities
  Corporation                                                       3,750,000
Issuance of common stock upon
  exercise of stock options                                           247,231
Issuance of common stock for
  the acquisition of Lead
  Capital, S.A                                                         60,000
Net income, as restated                                             4,753,469
                                             ----------          ------------
Balance at December 31, 1999,
  as restated                                                      14,698,229

Issuance of common stock for the
  acquisition of Laidlaw Pacific (Asia)                               556,400
Issuance of common stock upon
  exercise of stock options                                           120,001
Issuance of common stock pursuant
  to consulting services
  agreement                                                           468,750
Purchase of treasury stock                                           (257,713)
Net loss                                                           (5,712,556)
                                              ----------          ------------

Balance at December 31, 2000                                      $ 9,873,111
                                              ----------          ------------

Purchase of treasury stock                                            (25,419)
Retirement of shares into treasury                                 (1,890,000)
  pursuant to sale of Westminster
  Securities Corporation
Net loss                                                           (5,207,890)
Foreign currency translation adjustments        (79,502)              (79,502)
                                             ----------           -----------

Balance at June 30, 2001                        (79,502)          $ 2,670,300
                                             ==========           ===========


The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                       Three months ended June 30,      Six months ended June 30,
                                                                           2001           2000            2001            2000
                                                                      ------------    ------------    ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                     $ (3,733,065)   $   (571,912)   $ (5,207,890)   $    923,872
Adjustments to reconcile net income (loss) to net
Cash provided by (used in) operating activities:
Amortization                                                               107,155         118,802         225,957         237,534
Depreciation                                                               552,767         377,302       1,093,674         666,052
Deferred tax benefits                                                         --           (35,510)           --           (35,510)
Deferred rent                                                               (7,429)         (4,661)        (14,859)         (9,321)
Minority interest in earnings                                             (498,536)       (375,364)     (1,037,572)       (556,013)
Loss from sale of subsidiary                                             1,611,072            --         1,611,072            --
Foreign exchange difference                                                (79,502)           --           (79,502)           --
Provision for doubtful account                                             582,368            --           582,368            --

(Increase) decrease in operating assets:
  Due from clearing brokers and other receivables                           79,790       1,614,650         136,740      (2,523,918)
  Marketable securities owned                                           (2,887,216)        785,391      (1,920,697)        627,640
  Deposit                                                                 (425,117)        (33,582)       (588,202)        190,869
  Prepaid and other asset                                                 (264,681)        471,414         133,822        (338,884)
Increase (decrease) in operating liabilities
  Marketable securities sold but not yet purchased                        (231,429)     (1,636,587)         71,441        (172,535)
  Securities loaned                                                      2,528,974            --         2,528,974            --
  Accounts payable and accrued expenses                                    559,543         202,879        (374,681)       (857,510)
  Customers' margin deposit                                              1,699,060            --         1,699,060            --
  Commission and compensation payable                                       61,815        (836,902)        301,403        (836,303)
  Deferred revenue                                                         (11,397)         13,506         (48,547)         (6,894)
  Other liabilities                                                           (250)        (11,300)          7,121         (38,100)
                                                                      ------------    ------------    ------------    ------------

Net cash provided by (used in) operating activities                       (356,078)         78,126        (880,318)     (2,729,021)


CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Property, Equipment and Leasehold Improvements               (88,427)     (1,018,876)       (359,760)     (2,238,661)
  Payment for leased equipment                                            (154,587)        (87,783)       (172,473)       (146,339)
                                                                      ------------    ------------    ------------    ------------

Net cash used in investing activities                                     (243,014)     (1,106,659)       (532,233)     (2,385,000)

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                                (2,486)           --           (25,419)           --
  Repayment of notes payable                                                  --          (500,000)           --          (500,000)
  Issuance of common stock                                                    --             2,500            --         1,001,595
  Proceeds from issuance of notes payable                                  285,180            --         1,224,765            --
  Proceeds from sale of subsidiary                                         700,000            --           700,000            --
                                                                      ------------    ------------    ------------    ------------

Net cash provided by (used in) financing activities                        982,694        (497,500)      1,899,346         501,595
                                                                      ------------    ------------    ------------    ------------

NET INCREASE (DECREASE) IN CASH                                            383,602      (1,526,033)        486,795      (4,612,426)

CASH - BEGINNING OF PERIOD                                               2,002,467       7,044,849       1,899,274      10,131,242
                                                                      ------------    ------------    ------------    ------------

CASH - END OF PERIOD                                                  $  2,386,069    $  5,518,816    $  2,386,069    $  5,518,816
                                                                      ============    ============    ============    ============

Supplemental disclosure for cash flow information:

  Cash paid during the period for interest                            $    136,340    $     90,175    $    207,194    $    185,580
  Cash paid during the period for taxes                               $      9,664    $     67,564    $     10,585    $     88,493

Supplemental schedule of non cash investing and financing activities:

    During the periods ended June 30, 2001 and 2000 the following transactions occurred:

        Management fee receivable applied to loan from H&R                    --              --              --           455,150
        Purchases of equipment through capital lease                          --              --            43,147         145,176

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                               As of June 30, 2001
          And for the three and six Months Ended June 30, 2001 and 2000


NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Laidlaw Global Corporation (the "Company") is a holding company whose wholly- or majority-owned operating subsidiaries include Laidlaw Holdings, Inc. ("Laidlaw Holdings") Laidlaw Global Securities, Inc. ("Laidlaw Global Securities"), Westminster Securities Corporation, ("Westminster"), which the Company sold in June, 2001, H&R Acquisition Corporation ("HRAC"), an 81%-owned subsidiary which maintains a 100% interest in Howe & Rusling, Inc., a registered investment advisory firm, Globeshare Group, Inc., ("GGI"), a 59%-owned internet-based investment services company established on June 14, 1999 which maintains a 100% interest in Globeshare, Inc. ("Globeshare"), an internet-based broker-dealer, Laidlaw Pacific (Asia) Ltd. (LPA), a registered broker-dealer and Investment Advisor with the Hong Kong Securities and Futures Commission, and Laidlaw International, S.A., a 99.8% owned development stage broker-dealer based in France. The business activities include securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide.

On June 12, 2001, the Company sold Westminster Securities Corporation. Both the Company and Westminster agreed to treat May 31, 2001 as the effective date of the transaction for financial statement purposes. Accordingly, all assets, liabilities, equity and results of operations of Westminster for fiscal 2001 incorporated in the consolidated financial statements pertain to the two and five months ended May 31, 2001.

The Company has continued its initiative to expand its operational and financial structure throughout Europe and Asia as the Company has entered into a number of commission-sharing arrangements with foreign-based broker-dealers. Any commission revenue generated as a result of these arrangements will be denominated in U.S. dollars. Accordingly, the Company has determined that its functional currency for its foreign branch operations is the U.S. dollar. The financial position and results of operations of the Company's foreign subsidiaries, Laidlaw Pacific (Asia) Ltd. (LPA) and Laidlaw International S.A., are measured using local currency as the functional currency. Revenues and expenses of the subsidiaries have been translated into U.S.dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Any resulting translation adjustments are made directly to "Other Comprehensive Income," a separate component of "Stockholders' equity," Gains and losses resulting from other foreign currency transactions are included in the consolidated statement of operations.

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

NOTE B - LIQUIDITY AND CAPITAL RESOURCES

For the six months ended June 30, 2001, the Company continued to incur losses from operations amounting to approximately $5.2 million, which, in part, resulted from the development and building of the Company's Global Online Trading and Investment Services Group (GGI), as well as a significant reduction in commission revenue as a result of a major drop in institutional commission business. As a result of these matters, the Company has continued to experience cash flow problems, which may require the Company to seek additional infusions of capital. Management believes that through cost control, the cash flow from continuing operations during 2001 and the financial support to be provided by the existing stockholders, as needed, and the sale of the stock and business of Westminster, cash flow will be sufficient to meet its obligations for the year. Also, Management believes that, despite the current market conditions, the Company has assets which it can leverage to raise additional funds needed for operations.

The sale of the Westminster Securities Corporation subsidiary was completed on June 13, 2001. The consideration consisted of: Prepayment of $600,000 of Westminster's indebtedness to the Company; payment of $100,000 in cash at the closing of the Transaction; and payment of $300,000 plus interest at 10% per annum payable in two installments of principal of $150,000 and interest due on April 19, 2002 and April 19, 2003; and transfer to the Company of the 4,500,000 shares of its common stock owned by members of Westminster's management. The consideration for the Transaction was determined on the basis of a return by Westminster and the Company to each other of the consideration given when Westminster became a subsidiary of the Company in July 1999, plus additional amounts to reflect incremental increases in value determined by the parties.

NOTE C - ACCOUNTING FOR BUSINESS COMBINATIONS, INTANGIBLE ASSETS AND GOODWILL

In June 2001, the Financial Accounting Standards Board approved the issuance of SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" which was expected to be issued in late July 2001. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

The Company will continue to amortize goodwill existing at June 30, 2001 under its current method until January 2, 2002. Thereafter, annual and quarterly goodwill amortization of $140,681 and $35,170 respectively, will no longer be recognized. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2001, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of a change in accounting principle.

NOTE D- RESTATEMENTS

In the first and second quarters of 2000, the Company failed to use the treasury stock method for calculating the denominator in computing diluted earnings per share. The effect of this error was not significant for the three months ended June 30, 2000. The denominator in computing diluted earnings per share for the six months ended June 30, 2000 has been restated to reflect the correction of this error. See Note I.

NOTE E - NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 for Laidlaw Global Securities and Globeshare. At June 30, 2001, Laidlaw Global Securities was required to maintain minimum net capital of $100,000 and had total net capital of $409,812 which was $309,812 in excess of its minimum requirement. Globeshare was required to maintain minimum net capital of $12,062 and had total net capital of $53,870 which is $41,808 in excess of its minimum requirement.

NOTE F - NOTES PAYABLE AND SUBORDINATED BORROWINGS

Notes payable and borrowings under subordination agreements at June 30, 2001 consist of the following:

                                                                       June 30,
                                                                         2001
                                                                      ----------
Note, 10% due July 29, 2001 - Laidlaw Global Corp.                       150,000
Senior secured Euro-notes, 12% due 2002 - Laidlaw Holdings               429,000
Convertible subordinated note, 12% due 2002 - Laidlaw Global Corp.       400,000
Convertible subordinated note, 10% due 2002 - Globeshare Group. Inc.     250,000
Note, 8% due 2002 - Laidlaw International                                424,765
                                                                      ----------

                                                                      $1,653,765
                                                                      ==========

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

On June 29, 2001, the Company obtained a 30-day 10% loan.

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

On April 5, 2001, Globeshare Group, Inc. obtained a loan through the issuance of a 10% convertible subordinated note in which the interest is due on a semi-annual basis and the principal is due upon maturity in one year. Under the terms of the note, the noteholder may convert into Globeshare Group, Inc. stock at the greater of $.65 per share or 40% discount from the initial public offering price per share or into Laidlaw Global Corp. common shares at a price of $.55 per share.

Except for the short-term loan of the Company, all the notes payable mature in 2002.


NOTE G - COMMITMENTS AND CONTINGENCIES

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


NOTE H - INDUSTRY SEGMENTS

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

Westminster, the Company's majority owned subsidiary which was sold in June 2001, is substantially engaged in traditional trading and brokerage services. See Note B.

Globeshare, the Company's 59% owned subsidiary, is substantially engaged in providing online trading, brokerage, and investment services.

Laidlaw International S.A., the Company's 99.8% owned French subsidiary in its development stage, is substantially engaged in traditional trading and brokerage services.

Foreign Operations and Major Customers: Although the Company has continued to initiate its plans to expand its international operations in Europe and Asia, the Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two periods ended June 30, 2001 and June 30, 2000 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $6,188 and $3,837,995,respectively. The development-stage Laidlaw International subsidiary generated commissions and trading gains of $503,118 for the six months ended June 30, 2001 from the transactions in the French market and the other European Union countries, in particular, the German market. These revenues of Laidlaw Global Securities and Laidlaw International, S.A. represent 6% and 22% of revenues for the six months ended June 30, 2001 and June 30, 2000, respectively. Additionally, the Company had no significant individual customers (domestic or foreign) as of June 30, 2001, or for each of the two periods ended June 30, 2001 and June 30, 2000.

The following table sets forth the net revenues of these industry segments of the Company's business.

                                                    Six months ended June 30,
                                                  -----------------------------
                                                      2001             2000
                                                  ------------     ------------
                                                          (Unaudited)

Revenue from external customers
    Asset management - H&R Acquisition            $  2,085,294     $  2,779,335
    Brokerage:
      Laidlaw Global Securities                      2,538,590        9,000,694
      Westminster Securities Corp.                   2,775,885        4,629,174
      Globeshare Group Inc. and Globeshare Inc.        462,987           50,076
      Lead Capital S.A.                                   --            336,190
      Laidlaw Pacific (Asia) Ltd.                         --               --
      Laidlaw International S.A                        517,981             --
    Corporate and other                                727,657          657,603
                                                  ------------     ------------

         Total external revenue                   $  9,108,394     $ 17,453,072
                                                  ============     ============

Inter-segment revenue
    Brokerage - Laidlaw Global Securities         $    100,000     $    100,000
                                                  ------------     ------------

         Total inter-segment revenue              $    100,000     $    100,000
                                                  ============     ============

Net income (loss)
    Asset management - H&R Acquisition            $    245,989     $    362,012
    Brokerage:
      Laidlaw Global Securities                     (1,333,352)       1,268,841
      Westminster Securities Corp.                    (362,665)         623,894
      Globeshare Group Inc. and Globeshare Inc.     (1,336,559)        (925,014)
      Laidlaw Pacific (Asia) Ltd.                         --               --
      Lead Capital S.A                                    --            (48,999)
      Laidlaw International S.A                       (577,449)            --
    Corporate and other                             (1,843,854)        (356,862)
                                                  ------------     ------------

         Total net income (loss)                  $ (5,207,890)    $    923,872
                                                  ============     ============

Total assets
    Asset management - H&R Acquisition            $  3,534,888     $  3,414,736
    Brokerage:
      Laidlaw Global Securities                      4,462,921        9,196,119
      Westminster Securities Corp.                        --          3,511,310
      Globeshare Group Inc. and Globeshare Inc.      2,226,233        3,312,780
      Lead Capital S.A                                    --            294,539
      Laidlaw Pacific (Asia) Ltd.                      879,468          866,598
      Laidlaw International S.A                      6,137,716             --
    Corporate and other                              1,125,768        9,687,991

                                                  ------------     ------------

         Total assets                             $ 18,366,994     $ 30,284,073
                                                  ============     ============

NOTE I - EARNINGS PER COMMON SHARE

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

                                                                 Three Months ended June 30,        Six Months ended June 30,
                                                                ------------------------------      ------------------------------
                                                                    2001              2000              2001              2000
                                                                ------------      ------------      ------------      ------------
                                                                          (Unaudited)                         (Unaudited)
                                                                                   (Restated)                          (Restated)
     Numerator
       Net (loss) income                                        $ (3,733,065)     $   (571,912)     $ (5,207,890)       $   923,872
                                                                ------------      ------------      ------------        -----------
         Net (loss) income applicable to common shares
            for basic earnings per share                          (3,733,065)         (571,912)       (5,207,890)           923,872

         Effect of dilutive securities
            Interest expense on Euro-notes                              --                --                --              25,740
            Amortization of Euro-note costs                             --                --                --                --
                                                                ------------      ------------      ------------        -----------

            Net (loss) income applicable to common shares
               for diluted earnings per share                   $ (3,733,065)     $   (571,912)     $ (5,207,890)       $   949,612
                                                                ============      ============      ============        ===========

     Denominator
         Weighted-average common shares for basic
            earnings per share                                    26,323,126        26,959,929        26,698,787         26,825,221
         Weighted-average effect of dilutive securities
            Employee stock options                                      --                --                --            1,422,354
            Warrants                                                    --                --                --              402,152
                                                                ------------      ------------      ------------        -----------

         Weighted-average common and common equivalent
            shares for diluted earnings per share                 26,323,146        26,959,929        26,698,787         28,649,727
                                                                ============      ============      ============        ===========
     Earnings (loss) per common share
         Basic                                                  $       (.14)     $       (.02)     $       (.20)              $.03
                                                                ============      ============      ============        ===========

         Diluted                                                $       (.14)     $       (.02)     $       (.20)              $.03
                                                                ============      ============      ============        ===========

Included in diluted weighted shares outstanding for the six months ended June 30, 2000 are 94,454 Common Stock Purchase Warrants of the Company exchanged or to be exchanged for warrants issued by Laidlaw Holdings together with its 12% Senior Secured Euro-notes, 398,696 Class A Common Stock Purchase Warrants and 398,696 Class B Common Stock Purchase Warrants. Also included are options to purchase common stock at a range of $.83 to $8.00 for 2,703,163 shares which were outstanding during the six months ended June 30, 2000, and the three months ended June 30, 2000, these warrants and options were excluded from the computation of the diluted earnings per share because the Company incurred a loss and the effect would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Laidlaw Global Corporation is a global financial services firm that operates in two business segments: brokerage, which includes investment banking and sales and trading, and asset management. It operates in these businesses through its subsidiary, Laidlaw Holdings, Inc., a holding company which owns 100% of Laidlaw Global Securities, Inc., and 81% of H & R Acquisition Corp. Westminster Securities Corporation, a NYSE member firm acquired by Laidlaw on July 1, 1999, was sold on June 13, 2001. The sale of Westminster Securities Corporation was completed pursuant to the Amended and Restated Stock Purchase Agreement dated June 7, 2001. The Agreement stipulated that the transactions shall be treated solely for tax and financial reporting purposes as having an effective date of May 31, 2001. Accordingly, the information for fiscal 2001 for Westminster incorporated in this report pertains to the two and five months ended May 31, 2001. Laidlaw has a third subsidiary, Globeshare Group, Inc. (formerly Global Electronic Exchange, Inc.), a holding company that owns 100% of Globeshare, Inc., an online broker-dealer. Globeshare, which commenced its U.S. operations in October 1999 and operated initially as a division of Laidlaw Global Securities, Inc., received approval for NASD membership as a broker-dealer on February 8, 2000. Operations of the on-line broker were transferred from Globeshare as a division of Laidlaw Global Securities to Globeshare as a broker dealer on May 18, 2000. Globeshare Group, Inc. changed its name from Global Electronic Exchange, Inc. on November 1, 2000. A fourth subsidiary is a development stage French broker/dealer called Laidlaw International, S.A. Through this subsidiary, Laidlaw Global Corporation aims to move forward with new opportunities throughout the European Community, and in the French marketplace in particular. In April 2001, Laidlaw International was granted the license to operate as a broker/dealer by Banque de France.

Market fluctuations in both U.S. and overseas markets, as well as economic factors may materially affect Laidlaw's operations. In addition, results of operations in the past have been and in the future may continue to be materially affected by many factors of a global nature. These factors include economic and market conditions; the availability of capital; the availability of credit; the level and volatility of equity prices and interest rates; currency values and other market indices; and technological changes and events. The increased use of the Internet for securities trading and investment services are important factors that may affect Laidlaw's operations. Inflation and the fear of inflation as well as investor sentiment and legislative and regulatory developments will continue to affect the business conditions in which our industry operates. Such factors may also have an impact on Laidlaw's ability to achieve its strategic objectives on a global basis, including growth in assets under management, global investment banking and brokerage service activities.

Laidlaw's securities business, particularly its involvement in primary and secondary markets in domestic and overseas markets is subject to substantial positive and negative fluctuations caused by a variety of factors that cannot be predicted with great certainty. These factors include variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occur due to the level of market activity, which, among other things, affects the flow of investment dollars into bonds and equities, and the size, number and timing of transactions or client assignments.

Laidlaw's results of operations also may be materially affected by competitive factors. Recent and continuing global convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations even though Laidlaw's strategy has been to position itself in markets where it believes it has an advantage over its competition due to strong local connections and access to foreign brokerage firms and investors. Laidlaw, though global in its intervention, sees itself as becoming a "local player" throughout the world. Revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. Laidlaw intends to manage its businesses for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. Laidlaw's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing technological updates and innovation, and carefully managing risks in all the securities markets in which it is involved. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for Laidlaw to remain profitable and competitive.

Laidlaw believes that the technological advancements in the internet and the growth of electronic commerce in recent years will continue to present both challenges and opportunities to the Company. Laidlaw gives special importance to innovations in this field, which have and will continue to lead to significant changes in the financial markets and financial services industry as a whole. Laidlaw's initiatives in this area have included the participation in the development of Globeshare, an on-line broker, enabling investors to currently trade securities in 44 different equity markets around the world.


Results of Operations For the Six Months Ended June 30, 2001 and 2000

The overall weakness in the global market and economic conditions that emerged during the second half of fiscal 2000 persisted during the first six months of fiscal 2001, which contributed to the decline in the Company's net revenues and net income as compared to the six months ended June 30, 2000.

In the U.S., there was a continuation of the difficult market and economic conditions that emerged during the latter half of fiscal 2000. The rate of U.S. economic growth slowed significantly, reflecting lower levels of corporate investment, consumption and consumer confidence, as well as higher levels of unemployment. These conditions, coupled with indications of slowing corporate earnings growth, contributed to declines in the U.S. equity markets, as the major stock market indices (the Standard & Poor's 500, the Dow Jones Industrial Average and the NASDAQ) all declined during the first half of the year. The decline in the market values of Internet and technology-related stocks was particularly significant. As a result, the Federal Reserve Board (the "Fed") continued its aggressive easing of interest rates to foster financial conditions that will support strengthening economic growth and prevent the U. S. economy from slipping into a recession. During the quarter ended June 30, 2001, the Fed lowered the overnight lending rate by an aggregate of 1.25 percentage points on three separate occasions. During the six month period ended June 30, 2001, the Fed has lowered the overnight lending rate by an aggregate of 2.75 percentage points. Further interest rate actions may occur in the future in the event that the Fed continues to perceive indications of slowing economic growth and recession.

In Europe, the level of business and consumer confidence, which remained relatively strong during the first quarter of fiscal 2001, has slowed noticeably from the more rapid rates seen early last year but still was fairly robust. The levels of employment and industrial production decreased during the quarter. In early May, the European Central Bank (the "ECB"), which had raised interest rates within the European Union (the "EU") by an aggregate of 1.75 percentage points during fiscal 2000, surprised the markets with a 25 basis points reduction of its interest rates on concerns of increasing indications of slowing economic growth within the EU, and the impact of the overall slowdown in global economic activity. At the end of the quarter, there remained much uncertainty as to the region's future growth prospects in light of increasing indications that economic performance in the U.S. and globally was weakening.

The difficult market and economic conditions that characterized the first fiscal quarter of 2001, including higher levels of market volatility, decreased investment banking activity and institutional and retail investor participation in the financial markets, further deteriorated in the second fiscal quarter. It is currently not clear when these market and economic conditions will improve. In addition, the Company's broker-dealer subsidiary, Laidlaw Global Securities, Inc. has historically experienced a seasonal slowdown of business activity during the summer months which started during the latter part of the second quarter.

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. As a result, period-to-period comparisons may not be meaningful. In addition, the sharp correction in certain overseas securities markets has affected our ability to generate additional commission revenues from institutional customers. The concomitant correction of the NASDAQ did not help either. As a result, our first six months saw a substantial reduction in institutional commissions earned by the Laidlaw Global Securities, Inc. subsidiary.

Mergers and acquisitions were robust during the first half of fiscal 2000. As economic growth moderated and profits weakened, capital spending decelerated sharply during the second half of 2000 and continued through the first and second quarters of 2001.

The markets for the underwriting of securities also were negatively impacted by the generally volatile market and economic conditions that existed during much of the first and second fiscal quarters of 2001. The considerable drop in valuations in some sectors and the elevated volatility of equity price movements caused the pace of initial public offerings to slow markedly over the year. The slowdown was particularly evident in the technology sector. In total, the dollar amount of initial public offerings by domestic non-financial companies tapered off substantially in the first half of the year to its lowest level in two years. This adverse economic climate has negatively affected Laidlaw's subsidiaries and the revenues generated from investment banking activities.

Currently all the strategic partnership agreements signed by Globeshare Group, Inc. provide for revenue sharing based on the source of the customer and the location of the trade. Other than maintenance of the trading systems and web sites, Laidlaw and its subsidiary have no financial obligations to any of the strategic partners.

The new Board of Directors has continued its efforts to position Laidlaw in new markets and ventures. Management has continued to focus its activities in areas that take into consideration the cost structure of Laidlaw and the constraint to allocate resources efficiently and in priority to ventures that can reasonably be expected to self-finance on a short term basis.

In conjunction with its business development focus, Management has upgraded the Paris, France operation into a fully licensed brokerage firm to enable the Company to move forward with new opportunities throughout the European Community, and in the French marketplace in particular. The Company set up a new entity named Laidlaw International S.A. Since Laidlaw International acquired its license and started operations in April 2001, it has been generating average daily revenues of as much as approximately 15,000 euros solely from its equities business. With the expected addition of more brokers and once contracts are signed with the clearing brokers, it expects to augment its revenues from the futures and options markets.

Laidlaw posted a loss of $3.7 million in the second fiscal quarter of 2001, compared to the net loss of $571,912 in the second fiscal quarter of 2000. This significant increase in net loss is due to the adverse economic conditions experienced both domestically and internationally. Globally, the foreign markets overall experienced a decline during the second half of 2000, which continued to the first half of 2001. Generally weak stock prices in emerging markets, coupled with low trading volume, adversely affecting Laidlaw. Domestically, the steep decline of Nasdaq had a great impact on Laidlaw as its institutional clients mostly invested in the technology sector. The combination of sharp reduction in commission revenues from overseas markets, the drop in volume received from institutional investors, and the one-time charge against revenue of $1.6 million relating to the divestment of the Westminster subsidiary in June, 2001, has resulted in an increase of approximately $3.2 million in net loss for the second fiscal quarter of 2001 as compared to the second fiscal quarter of 2000.

Basic loss per common share was $.14 and $.20 in the quarter and six month period ended June 30, 2001, respectively, as compared to $.02 basic loss and $.03 basic income in the quarter and six month period ended June 30, 2000.

All four subsidiaries, namely Laidlaw Global Securities, Inc. and Globeshare Group, Inc., Laidlaw International, S.A., and Westminster Securities Corp., contributed to the loss incurred in the second quarter of 2001. Laidlaw Global Securities, Inc. saw a sharp decrease in its commissions volume strictly related to the market performance of the emerging global markets and the NASDAQ market in the U.S. Globeshare Group, Inc. presented a particularly difficult problem for the group due to the high cost of technological development still required at a time of sharp reduction of the commissions volume generated in light of the reduction in commissions resulting from financials markets that have consistently moved down since March 2000. In many instances, the lack of development of technological connections has affected the ability of the partners to generate commissions business. The operations of Globeshare in the second quarter of 2001 resulted in a loss to the Company of $446,500. The market for electronic brokerage services over the Internet is rapidly evolving and intensely competitive. In view of the losses realized in the second quarter of 2001 and in fiscal year 2000, management at Globeshare is reviewing its marketing strategy, the cost structure and the services and products which Globeshare has been offering to the industry and what changes may be necessary to achieve market acceptance and profitability. Globeshare has already shifted the direction of its marketing efforts from individuals to institutions, including other broker/dealers. This change in focus should reduce fixed costs and future cash requirements to increase market penetration. The Westminster subsidiary, which incurred a net loss of $266,902 for the months of April and May while it was still a subsidiary of the Company, also experienced a contraction in its commission revenue. The development stage subsidiary Laidlaw International incurred a loss of $202,751 pertinent to the expenses involved in the setting up of its operations.

All of the aforementioned factors contributed to Laidlaw's consolidated net loss of $3,733,065 for the three months ended June 30, 2001. However, if the loss derived from the operations of the Internet company Globeshare Group, Inc. and its wholly owned subsidiary Globeshare and the one-time charge against revenue related to the divestiture of the investment in Westminster of $1.6 million were deducted from the consolidated results of operations , Laidlaw's traditional business resulted in a net loss of only $1,674,864. The decrease in the profit of Laidlaw's traditional lines of business compared to the net profit of $1,848,886 for the six months ended June 30, 2000 was mainly due to the reduction in commission revenue from institutional customers of Laidlaw Global Securities, which was caused primarily by the corrections in NASDAQ and in some overseas securities markets, the contraction of the commission revenue of Westminster for April and May, 2001 due to the difficult market conditions in the first six months of 2001, and the loss incurred by Laidlaw International from its initial operating months.

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

Brokerage activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts, The commission revenues which represent 60% and 68% of total revenues for the six months ended June 30, 2001 and June 30, 2000, respectively, are geographically categorized as follows:

For the six months ended June 30, 2001, revenues of $862,508 were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets and revenues of $3.6 million were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. Globeshare generated $389,082 revenues from online trading U.S. and overseas customers. For the six months ended June 30, 2000, revenues of $2.9 were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets and revenues of $9 million were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals.

Asset Management fees from Howe & Rusling and partly from Laidlaw Global Securities amount to $2,574,550 and $2,779,335 for the six months ended June 30, 2001 and June 30, 2000, respectively, which represent 28% and 16% of the firm's revenue for the respective periods. Corporate finance fees of Laidlaw Global Securities amount to $2,008,007 for the six months ended June 30, 2000, which represent 12% of the firm's revenue. Trading profit of Laidlaw Global Securities, Laidlaw International, S.A. and Westminster amount to $596,277 for the six months ended June 30, 2001, which represents 7% of the firm's revenue. Trading profit of Laidlaw Global Securities and Westminster amount to $89,637 for the six months ended June 30, 2000, which represents .5% of the firm's revenue. Other revenue, which consists principally of interest income, amount to $339,539 and $685,882 for the six months ended June 30, 2001 and June 30, 2000, respectively, which represent 4% of the firm's revenue for both periods.

In the future Laidlaw will aim at diversifying its commission revenues by generating a large portion of its revenues from an expanded retail customer business in Laidlaw Global Securities.

Salaries and other employee costs for the six months ended June 30, 2001 decreased to $4.2 million from $4.9 million for the six months ended June 30, 2000. Salaries and other employee costs for the three months ended June 30, 2001 decreased to $2.1 million from $2.4 million for the three months ended June 30, 2000. The decrease in this expense primarily relates to the reduction of personnel in the Laidlaw Global Securities subsidiary, the retirement of a key officer in Howe and Rusling, Inc., and reduction in this expense effective
June, 2001 resulting from the sale of Westminster.

Commissions expense for the six months ended June 30, 2001 decreased to $2.4 million from $4.7 million for the six months ended June 30, 2000. Commissions expense for the three months ended June 30, 2001 decreased to $1.1 million from $1.3 million for the three months ended June 30, 2000. The decrease is attributable to the decrease in commission revenue.

Clearing expenses for the six months ended June 30, 2001 decreased to $694,829 from $953,960 for the six months ended June 30, 2000. Clearing expenses for the three months ended June 30, 2001 increased to $437,785 from $375,245 for the three months ended June 30, 2000. Clearing expenses, which primarily consist of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the reduction in such expenses related to the decline in commission revenue. The operations of Laidlaw International, however, accounted for the increase in the expenses for the second quarter of fiscal 2001 compared to those in the second quarter of fiscal 2000.

Rent and utility expenses for the six months ended June 30, 2001 increased to $847,665 from $746,690 the six months ended June 30, 2000. Rent and utility expenses for the three months ended June 30, 2001 increased to $422,083 from $309,144 for the three months ended June 30, 2000. Rent and utility expenses include cost of leasing office space and space with our Internet service provider. The increase is primarily attributable to the fact that the Globeshare subsidiary had incurred these expenses starting only in May, 2000 and to the expense incurred by the newly established Laidlaw International S.A. subsidiary.

Depreciation and amortization expenses for the six months ended June 30, 2001 increased to $1,093,674 from $643,310 for the six months ended June 30, 2000. Depreciation and amortization expenses for the three months ended June 30, 2001 increased to $552,767 from $372,839 for the three months ended June 30, 2000. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, increased primarily due to the increment in such expenses related to the technology infrastructure developed for the Globeshare Group subsidiary.

Client-related marketing expenses for the six months ended June 30, 2001 decreased to $125,594 from $939,865 for the six months ended June 30, 2000. Client-related marketing expenses for the three months ended June 30, 2001 decreased to $118,976 from $646,062 for the three months ended June 30, 2000. The decrease in client-related marketing expenses resulted from the efforts of management in reducing costs in developing strategic alliances in promoting brand name recognition for Laidlaw and Globeshare.

Travel and entertainment expenses for the six months ended June 30, 2001 decreased to $207,584 from $396,918 for the six months ended June 30, 2000. Travel and entertainment expenses for the three months ended June 30, 2001 decreased to $128,210 from $267,957 for the three months ended June 30, 2000. The decrease in travel and entertainment expenses are also attributed to the efforts of management to minimize costs in light of the difficult market conditions that continually persist in 2001.

Professional fees for the six months ended June 30, 2001 decreased to $762,718 from $941,309 for the six months ended June 30, 2001. Professional fees for the three months ended June 30, 2001 decreased to $369,528 from $508,801 for the three months ended June 30, 2000. The decrease in professional fees resulted from the reduction of the accounting and legal fees, fees paid to public relations firms, and the fees paid to outside technical consultants and an executive recruitment firm. Fewer additional SEC filings were made other than the regular quarterly and annual audited reports.

Dues and assessments for the six months ended June 30, 2001 decreased to $383,491 from $433,139 for the six months ended June 30, 2000. Dues and assessments for the three months ended June 30, 2001 decreased to $142,696 from $189,921 for the three months ended June 30, 2000. The decrease in dues and assessments resulted from reduction of the registration fees paid to the NASD and the various states by Laidlaw Global Securities with the resignation of certain personnel and from the diminished state corporate income taxes. The sale of the Westminster subsidiary also contributed to the reduction of dues effective the month of June, 2001. The decrease, however, was partially offset by the increase in dues and assessments paid by Laidlaw International.

Communications and information systems expenses for the six months ended June 30, 2001 increased to $1,139,350 from $1,070,313 for the six months ended June 30, 2000. Communications and information systems for the three months ended June 30, 2001 decreased to $592,882 from $639,853 for the three months ended June 30, 2000. Communications and information systems expenses, which include telephone, quotes and other information costs, increased primarily due to the increment in such expenses related to the operations of Globeshare and Laidlaw International. The internet-based operations of Globeshare necessitated the use of services for obtaining quotes in foreign markets. The increase in the expenses was partially offset by the reduction of services during the second quarter in fiscal 2001 compared to the second quarter in fiscal 2000 when certain charges were incurred to set up the communication and information systems for the Globeshare subsidiary. Also, in fiscal 2001, management decided to reduce the services utilized by Globeshare due to the low volume of production and the sale of Westminster positively impacted the expense in June, 2001.

Interest expense for the six months ended June 30, 2001 increased to $222,194 from $203,580 for the six months ended June 30, 2000. Interest expense for the three months ended June 30, 2001 increased to $142,340 from $99,175 for the three months ended June 30, 2000. The increase in interest expense resulted from lease contracts entered into with computer hardware and Internet infrastructure providers for the Globeshare subsidiary and from the financing obtained in fiscal 2001 for the operational funds of the Company. The increase in interest expense was partially offset, however, by the decrease which resulted from the settlement of the $500,000 H & R Acquisition note payable in 2000 and the reduction in the inventory positions of the Westminster subsidiary in 2001, thereby lowering the carrying cost charged by its clearing broker.

As previously reported in the Current Report on Form 8-K of the Company dated June 13, 2001, the sale of Westminster closed in escrow on June 12, 2001, the documents and consideration were released from escrow on June 13, 2001, and the parties agreed to treat May 31, 2001 as the effective date of the Transaction for financial purposes. The Company recognized a loss of $1.6 million as a result of the sale.

All other expenses for the six months ended June 30, 2001 and June 30, 2000 maintained a level of approximately $1.07 million for both periods. All other expenses for the three months ended June 30, 2001 increased to $421,490 from $402,227 for the three months ended June 30, 2000. These expenses consist, among other things, of amortization of goodwill, office supplies, insurance, and other miscellaneous expenses. The net increase in these expenses on the basis of the three-month comparison was related to the Laidlaw International subsidiary operations. The increase was kept to the minimum due to the reduced cost of operations stemming from the contraction in the volume of operations and the sale of Westminster effected on May 31, 2001.


Liquidity and Capital Resources

The change in debt structure has begun to have a material impact on Laidlaw's cash flow due to material interest expense savings and the availability of funds for operations instead of debt repayments. However, there has been a substantial reduction in the cash and cash equivalents balance as of June 30, 2001 compared to June 30, 2000 principally due to the reduction of net income, the repayment of H & R Acquisition Corp. notes payable during the second quarter of 2000, and the acquisition of computer hardware and software relative to the infrastructure build up amounting to approximately $3.3 million for 2000 and the first three months of 2001 for the Globeshare Group subsidiary.

Laidlaw currently anticipates that its cash resources and available credit facilities will be sufficient to fund its expected working capital and capital expenditure requirements for the foreseeable future. However, in order to more aggressively expand its business, respond to competitive pressures, develop additional products and services, or take advantage of strategic opportunities, Laidlaw may need to raise additional funds through private financing. Laidlaw cannot give any assurance that additional funds will not be needed to respond to industry changes, competitive pressures and unforeseen events. If such funds are needed, there can be no assurance that additional financing will be available.

In addition to the funding through private financing, the Company's strategic plan to achieve improved profitability and liquidity focuses on the following:

o Cost Containment: We will seek to continually minimize operating costs and convert fixed costs to variable costs, where appropriate. Recently, decisions were made to enhance the profitability of Laidlaw by reviewing and reorganizing its operating infrastructure, which will result in significant expense reduction.

o Brokerage: A focal point of our strategic incentive is to restructure and build our brokerage base. With the addition of new brokers in Laidlaw Global Securities and the development of the Laidlaw International business in the European market, Laidlaw aims to attract high net worth retail and institutional sales producers. With the expected continuing stream of revenue from Laidlaw International, which has been averaging 12,000 to 15,000 Euros daily on the equities business alone since it commenced operations in April, 2001, Laidlaw expects the Laidlaw Global Securities subsidiary to benefit from this through the execution of trades in the U.S. market.

The Balance Sheet

The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share. The purpose of illustrating these ratios is to indicate the liquidity and financial position of Laidlaw for the six months ended June, 2001 despite the net loss incurred on a year to date basis. The decrease in total assets as of June 30, 2001 compared to those as of December 31, 2000 attributed mainly to the loss sustained for the first six months of 2001.

                                          As of            As of
                                        June 2001     December 2000
                                          (in $ except for ratios)

     Adjusted Assets (1)                 18,366,994      22,770,577
     Leverage Ratio (2)                     6.88            2.31
     Adjusted Leverage Ratio (3)            6.88            2.31
     Book value per share (4)               0.12            0.36
     Quick ratio (5)                         .62            1.44

(1)  Adjusted assets represent total assets.

(2)  Leverage ratio equals total assets divided by equity capital.

(3)  Adjusted leverage ratio equals adjusted assets divided by equity capital.

(4) Book value per share was based on common shares outstanding at the end of the respective periods.

(5)  Quick ratio equals liquid assets divided by current liabilities.

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