Form 10QSB
period 2001-09-30
LAIDLAW GLOBAL CORP
filed 2001-11-19
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB


              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934


                For the quarterly period ended September 30, 2001

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

                    Yes [X] No [_]


State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 26,816,080 shares of common stock as of September 30, 2001.

Transitional Small Business Disclosure Format (check one)

Yes [_] No [X]

               TABLE OF CONTENTS


PART I FINANCIAL INFORMATION


ITEM 1.   FINANCIAL STATEMENTS


a)   Consolidated Balance Sheets as of September 30, 2001 and
     December 31, 2000 ...................................................... 4

b)   Consolidated Statements of Operations and Other Comprehensive Income
     for the three and nine months ended September 30, 2001 and 2000...........5

c)   Consolidated Statement of Changes In Stockholders' Equity................6

d)   Consolidated Statements of Cash Flows for nine months
     ended September 30, 2001 and 2000........................................7

e)   Notes to Consolidated Financial Statements........................  8 to 11

     ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
               CONDITION AND RESULTS OF
               OPERATIONS ............................................. 11 to 19


PART II OTHER INFORMATION


ITEM 1.   LEGAL PROCEEDINGS ................................................. 19

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K .................................. 20

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


SIGNATURES .................................................................. 20

                          PART I FINANCIAL INFORMATION


ITEM 1. FINANCIAL STATEMENTS


                   Laidlaw Global Corporation and Subsidiaries


                           CONSOLIDATED BALANCE SHEETS


                                                                                           As of               As of
                                                                                   September 30, 2001     December 31, 2000
                                                                                  ------------------      -----------------
                                                                                       (Unaudited)
                         ASSETS

Cash and cash equivalents                                                             $    737,460        $  1,899,274
Receivable from clearing broker and other receivables                                    2,678,776           3,335,284
Securities owned, at market value                                                          664,228           1,897,838
Goodwill, net of accumulated amortization                                                4,237,023           6,973,219
Property, equipment and leasehold improvements at cost, net of accumulated               3,794,747           5,120,130
depreciation and amortization
Notes receivable                                                                           300,000             600,000
Deposits                                                                                 1,201,992             584,452
Prepaid and other                                                                        1,563,878           2,360,380
                                                                                      ------------        ------------


                                                                                      $ 15,178,104        $ 22,770,577
                                                                                      ============        ============


             LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                         $  3,012,462        $    429,000
Securities sold but not yet purchased, at market value                                     128,150             182,983
Accounts payable and accrued expenses                                                    3,496,714           3,489,866
Commissions and compensation payable                                                     2,005,619           1,644,411
Capitalized lease obligations                                                              543,141             778,731
Deferred revenue                                                                           559,380             624,879
Deferred rent                                                                              535,186             557,475
Other                                                                                      193,980             112,978
                                                                                      ------------        ------------


                                                                                        10,474,632           7,820,323
                                                                                      ------------        ------------


Commitments and contingencies


Subordinated borrowings                                                                       --               600,000


Minority interest                                                                        3,365,793           4,477,143


Stockholders' equity
Common Stock; $.00001 par value; 50,000,000 shares authorized of the Company at
September 30, 2001 and December 31, 2000; 31,961,929 and 27,461,929 shares
issued by the Company on September 30, 2001 and December 31, 2000, respectively                320                 275
Additional paid - in capital                                                            35,719,450          34,892,352
Accumulated other comprehensive loss arising from cumulative translation
 adjustment                                                                                (39,337)               --
Treasury stock, at cost (5,145,850 shares and 352,600 shares as of                      (2,221,339)           (257,713)
    September 30, 2001 and December 31, 2000, respectively)
Accumulated deficit                                                                    (32,121,415)        (24,761,803)
                                                                                      ------------        ------------


TOTAL STOCKHOLDERS' EQUITY                                                               1,337,679           9,873,111
                                                                                      ------------        ------------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                              $ 15,178,104        $ 22,770,577
                                                                                      ============        ============


The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries


CONSOLIDATED STATEMENTS OF OPERATIONS AND OTHER COMPREHENSIVE INCOME (Unaudited)

                                                           Three months ended                      Nine months ended
                                                              September 30,                           September 30,
                                                      -------------------------------       -------------------------------
                                                          2001               2000               2001               2000
                                                      ------------       ------------       ------------       ------------
REVENUES
  Gross commissions                                   $    847,430       $    780,835       $  6,177,300       $ 12,671,046
  Asset management fees                                  1,231,587          1,385,912          3,806,137          4,165,247
  Corporate finance & private placement fees                  --            1,486,458            268,158          3,494,465
  Investment income & trading profits                      649,129            (83,943)         1,245,406             33,973
  Other                                                    275,160            357,584            614,699          1,015,187
                                                      ------------       ------------       ------------       ------------


       Total Revenue                                     3,003,306          3,926,846         12,111,700         21,379,918
                                                      ------------       ------------       ------------       ------------


EXPENSES
  Salaries and other employee costs                      1,985,082          1,914,645          6,227,519          6,783,722
  Commissions                                              788,269            876,437          3,151,736          5,595,006
  Clearing and floor brokerage                              85,506            368,007            780,335          1,321,967
  Occupancy                                                380,219            288,966          1,227,884          1,035,656
  Depreciation                                             578,296            496,260          1,671,970          1,139,570
  Advertising & contributions                               90,132             97,710            215,726          1,037,575
  Travel and entertainment                                 114,720             79,744            322,304            476,662
  Professional fees                                        283,450            354,969          1,046,168          1,296,278
  Dues and assessments                                      54,612            164,603            438,103            597,742
  Quotes & information                                     369,517            634,966          1,508,867          1,705,279
  Office supplies, postage, messengers, printing           145,507            180,069            584,873            675,692
  Interest                                                 197,852             77,395            420,046            280,975
  Loss from sale of subsidiary                               --               275,441          1,615,722            275,441
  Provision for doubtful accounts                            --                  --              582,368               --
  Other                                                    153,761            272,825            787,159            847,670
                                                      ------------       ------------       ------------       ------------


      Total Expenses                                     5,226,923          6,082,037         20,580,780         23,069,235
                                                      ------------       ------------       ------------       ------------


Loss before minority interest                           (2,223,617)        (2,155,191)        (8,469,080)        (1,689,317)


Minority interest                                          (71,895)          (345,336)        (1,109,468)          (901,349)
                                                      ------------       ------------       ------------       ------------


Loss before taxes:                                      (2,151,722)        (1,809,855)        (7,359,612)          (787,968)


  Income Taxes                                                --               16,600               --              114,615
                                                      ------------       ------------       ------------       ------------


NET LOSS                                                (2,151,722)        (1,826,455)        (7,359,612)          (902,583)


  Accumulated deficit, beginning of period             (29,969,693)       (16,656,764)       (24,761,803)       (17,580,636)
                                                      ------------       ------------       ------------       ------------


  Accumulated deficit, end of period                  $(32,121,415)      $(18,483,219)      $(32,121,415)      $(18,483,219)
                                                      ============       ============       ============       ============


NET LOSS PER SHARE
  Basic                                               $       (.09)      $       (.07)      $       (.28)      $       (.03)
                                                      ============       ============       ============       ============
  Diluted                                             $       (.09)      $       (.07)      $       (.28)      $       (.03)
                                                      ============       ============       ============       ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
  Basic                                                 24,721,822         26,950,080         26,041,738         26,866,840
                                                      ============       ============       ============       ============

  Diluted                                               24,721,822         26,950,080         26,041,738         26,866,840
                                                      ============       ============       ============       ============

                   Laidlaw Global Corporation and Subsidiaries


                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY


Nine months ended September 30, 2001

                                                                                   Additional
                                              Shares      Preferred      Common      paid-in       Accumulated        Treasury
                                              issued        stock        stock       capital         deficit           Stock
                                            ------------  -----------   --------- ------------     ------------       --------
Balance at December 31, 1998,
  as previously reported                    11,744,887   $250,000         $117     $20,092,729     $(22,611,917)             $--


Prior period adjustment                                                                              (1,190,799)
                                           -----------   --------         ----    ------------    -------------     ------------
Balance at December 31, 1998,
  as restated                               11,744,887    250,000          117      20,092,729      (23,802,716)              --


Conversion of preferred stock
  into common stock                              3,750   (250,000)          --         250,000
Issuance of common stock to
  Fi-Tek's stockholders                      1,499,949                      15           1,485
Issuance of common stock upon
  conversion of 8%
  subordinated
  notes                                      5,853,630                      59       7,578,559
Issuance of common stock upon
  conversion of 12% senior
  secured
  Euro-notes                                 1,372,674                      14       1,767,267
Issuance of common stock for
  the acquisition of
  Westminster Securities
  Corporation                                4,500,000                      45       3,749,955
Issuance of common stock upon
  exercise of stock options                  1,571,039                      15         247,216
Issuance of common stock for
  the acquisition of Lead
  Capital, S.A                                  72,000                       1          59,999
Net income, as restated                                                                               4,753,469
                                           -----------   --------         ----    ------------    -------------     ------------
Balance at December 31, 1999,
  as restated                               26,617,929         --          266      33,747,210      (19,049,247)              --


Issuance of common stock for the
  acquisition of Laidlaw Pacific (Asia)        200,000                       2         556,398
Issuance of common stock upon
  exercise of stock options                    144,000                       2         119,999
Issuance of common stock pursuant
  to consulting services
  agreement                                    500,000                       5         468,745
Purchase of treasury stock                    (352,600)                                                                 (257,713)
Net loss                                                                                             (5,712,556)
                                           -----------   --------         ----    ------------    -------------     ------------


Balance at December 31, 2000                27,109,329         --          275      34,892,352      (24,761,803)        (257,713)
                                           -----------   --------         ----    ------------    -------------     ------------


Purchase of treasury stock                    (293,250)                                                                  (73,626)
Repurchase of shares into treasury          (4,500,000)                                                               (1,890,000)
  pursuant to sale of Westminster
  Securities Corporation
Issuance of shares pursuant to the
  exchange of Globeshare Group Inc. stock
  for Laidlaw Global Corporation stock on
  a one to one-basis                         4,500,000                      45         719,955
Warrant issued to PUSA pursuant to
  issuance of Senior Secured Note                                                      107,143
Net loss                                                                                             (7,359,612)
Other comprehensive loss arising from
  foreign currency translation adjustments

      Total Comprehensive Loss


                                           -----------   --------         ----    ------------    -------------     ------------
Balance at September 30, 2001               26,816,079         --         $320    $ 35,719,450    $ (32,121,415)     $(2,221,339)
                                           ===========   ========         ====    ============    =============     ============

                                         Other Accumulated
                                          comprehensive
                                          income (loss)             Total
                                          -------------          ------------

Balance at December 31, 1998,
  as previously reported                     $     --             $(2,269,071)


Prior period adjustment                                            (1,190,799)
                                             ----------          ------------
Balance at December 31, 1998,
  as restated                                                      (3,459,870)


Conversion of preferred stock
  into common stock                                                        --
Issuance of common stock to
  Fi-Tek's stockholders                                                 1,500
Issuance of common stock upon
  conversion of 8%
  subordinated
  notes                                                             7,578,618
Issuance of common stock upon
  conversion of 12% senior
  secured
  Euro-notes                                                        1,767,281
Issuance of common stock for
  the acquisition of
  Westminster Securities
  Corporation                                                       3,750,000
Issuance of common stock upon
  exercise of stock options                                           247,231
Issuance of common stock for
  the acquisition of Lead
  Capital, S.A                                                         60,000
Net income, as restated                                             4,753,469
                                             ----------          ------------
Balance at December 31, 1999,
  as restated                                                      14,698,229


Issuance of common stock for the
  acquisition of Laidlaw Pacific (Asia)                               556,400
Issuance of common stock upon
  exercise of stock options                                           120,001
Issuance of common stock pursuant
  to consulting services
  agreement                                                           468,750
Purchase of treasury stock                                           (257,713)
Net loss                                                           (5,712,556)
                                              ----------          ------------


Balance at December 31, 2000                                        9,873,111
                                              ----------          ------------


Purchase of treasury stock                                            (73,626)
Repurchase of shares into treasury                                 (1,890,000)
  pursuant to sale of Westminster
  Securities Corporation
Issuance of shares pursuant to the exchange of
  Globeshare Group Inc. stock for Laidlaw Global
  Corporation stock on a one to one-basis                             720,000
Warrant issued to PUSA pursuant to
  issuance of Senior Secured Note                                     107,143
Net loss                                                           (7,359,612)
Other comprehensive loss arising from
  foreign currency translation adjustments      (39,337)              (39,337)
                                             ----------           -----------

      Balance at September 30, 2001            $(39,337)          $(1,337,679)
                                             ==========           ===========


The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                  Nine months ended September 30,
                                                                       2001            2000
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $ (7,359,612)   $   (902,583)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Amortization                                                            273,673         291,590
Depreciation                                                          1,671,970       1,139,570
Deferred tax benefits                                                      --              (173)
Deferred rent                                                           (22,289)        (13,982)
Minority interest in earnings                                        (1,109,467)       (901,350)
Loss from sale of subsidiary                                          1,615,722            --
Foreign currency translation adjustment                                 (39,337)           --
Provision for doubtful accounts                                         582,368            --


(Increase) decrease in operating assets:
  Due from clearing brokers and other receivables                      (428,305)     (2,334,326)
  Marketable securities owned                                           531,705         779,980
  Deposit                                                              (633,020)        138,409
  Prepaid and other asset                                                11,401        (388,540)
Increase (decrease) in operating liabilities
  Marketable securities sold but not yet purchased                      199,591         126,282
  Securities loaned                                                          65            --
  Accounts payable and accrued expenses                                 579,092        (850,266)
  Customers' margin deposit                                              34,309            --
  Commission and compensation payable                                   361,208        (788,570)
  Deferred revenue                                                      (65,499)         (3,138)
  Other liabilities                                                      46,628         (45,632)
                                                                   ------------    ------------


Net cash used in operating activities                                (3,749,797)     (3,752,729)


CASH FLOWS FROM INVESTING ACTIVITIES


  Purchase of Property, Equipment and Leasehold Improvements           (450,259)     (3,148,964)
  Payment for leased equipment                                         (278,737)       (219,839)
                                                                   ------------    ------------


Net cash used in investing activities                                  (728,996)     (3,368,803)


CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                            (73,626)           --
  Repayment of notes payable                                               --          (500,000)
  Issuance of common stock                                                 --         1,002,845
  Proceeds from issuance of notes payable                             2,690,605            --
  Proceeds from sale of subsidiary                                      700,000            --
                                                                   ------------    ------------


Net cash provided by financing activities                             3,316,979         502,845
                                                                   ------------    ------------



CASH - BEGINNING OF PERIOD                                            1,899,274      10,131,242
                                                                   ------------    ------------


CASH - END OF PERIOD                                               $    737,460    $  3,512,555
                                                                   ============    ============


Supplemental disclosure for cash flow information:


  Cash paid during the period for interest                         $    369,332    $    253,975
  Cash paid during the period for taxes                            $     11,320    $     88,493


Supplemental schedule of non cash investing and financing activities:


    During the periods ended September 30, 2001 and 2000 the following transactions occurred:

        Purchases of equipment through capital lease                     43,147         336,630

The accompanying notes are an integral part of these consolidated statements.


                   Laidlaw Global Corporation and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


As of September 30, 2001 and for the three and nine months ended September 30, 2001 and 2000

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Laidlaw Global Corporation (the "Company") is a holding company whose wholly- or majority-owned operating subsidiaries include Laidlaw Holdings, Inc. ("Laidlaw Holdings") Laidlaw Global Securities, Inc. ("Laidlaw Global Securities"), Westminster Securities Corporation, ("Westminster"), which the Company sold in June, 2001, H&R Acquisition Corporation ("HRAC"), an 81%-owned subsidiary which maintains a 100% interest in Howe & Rusling, Inc., a registered investment advisory firm, Globeshare Group, Inc., ("GGI"), a 90%-owned internet-based investment services company established on June 14, 1999 which maintains a 100% interest in Globeshare, Inc. ("Globeshare"), an internet-based broker-dealer, Laidlaw Pacific (Asia) Ltd. (LPA), a registered broker-dealer and Investment Advisor with the Hong Kong Securities and Futures Commission, and Laidlaw International, S.A., a 99.8% owned newly established broker-dealer based in France. The business activities include securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide.

Due to the continuing losses incurred by the Globeshare, Inc. operations, the Company deemed it best for economic reasons to integrate the operations of the on-line broker as a division of Laidlaw Global Securities. The combination of the operations, which would eliminate the redundancy of services and reduce operating costs, was made effective on October 5, 2001.

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

The Company has continued its initiative to expand its operational and financial structure throughout Europe and Asia as the Company has entered into a number of commission-sharing arrangements with foreign-based broker-dealers. Any commission revenue generated as a result of these arrangements will be denominated in U.S. dollars. Accordingly, the Company has determined that its functional currency for its foreign branch operations is the U.S. dollar. The financial position and results of operations of the Company's foreign subsidiaries, Laidlaw Pacific (Asia) Ltd. (LPA) and Laidlaw International S.A., are measured using local currency as the functional currency. Revenues and expenses of the subsidiaries have been translated into U.S. dollars at average exchange rates prevailing during the period. Assets and liabilities have been translated at the rates of exchange at the balance sheet date. Any resulting translation adjustments are made directly to "Other Comprehensive Income," a separate component of "Stockholders' equity," Gains and losses resulting from other foreign currency transactions are included in the consolidated statement of operations.

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

NOTE B - LIQUIDITY AND CAPITAL RESOURCES

For the nine months ended September 30, 2001, the Company continued to incur losses from operations amounting to approximately $7.3 million, which, in part, resulted from the development and building of the Company's Global Online Trading and Investment Services Group (GGI), the loss from the sale of the Westminster subsidiary amounting to $1,611,072, which resulted from the revaluation of the Company stock bought back pursuant to the sale, as well as a significant reduction in commission revenue as a result of a major drop in institutional commission business. As a result of these matters, the Company has continued to experience cash flow problems. Although the Company believes that it will have the resources to maintain its operations through the remainder of the fiscal year through cost control measures which have been instituted, cash flow from continuing growth of operations, and financial support from existing shareholders which has been promised orally, the Company may need to seek additional infusions of capital. Management is in discussion with prospective investors to furnish such capital, but no definitive purchase agreements have been executed and there is no assurance that we will be able to finalize such an agreement.

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

NOTE C - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

SFAS No. 144

In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 "Accounting for the Impairment or Disposal of Long Lived Assets", ("SFAS 144"). This statement is effective for fiscal years beginning after December 15, 2001. This supercedes SFAS 121, while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

SFAS No. 141 and 142

The Financial Accounting Standards Board issued SFAS No. 141, "Business Combinations" and SFAS 142, "Goodwill and Other Intangible Assets" in July 2001. The new standards require that all business combinations initiated after June 30, 2001 must be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test.

The Company will continue to amortize goodwill existing at September 30, 2001 under its current method until January 2, 2002. Thereafter, annual and quarterly goodwill amortization of $140,681 and $35,170 respectively, will no longer be recognized. By June 30, 2002, the Company will perform a transitional fair value based impairment test and if the fair value is less than the recorded value at January 1, 2001, the Company will record an impairment loss in the March 31, 2002 quarter, as a cumulative effect of a change in accounting principle.

NOTE D - NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 for Laidlaw Global Securities and Globeshare. At September 30, 2001, Laidlaw Global Securities was required to maintain minimum net capital of $100,000 and had total net capital of $350,050 which was $250,050 in excess of its minimum requirement. Globeshare was required to maintain minimum net capital of $10,736 and had total net capital of $36,899 which is $26,163 in excess of its minimum requirement.

NOTE E - NOTES PAYABLE AND SUBORDINATED BORROWINGS

Notes payable and borrowings under subordination agreements at September 30, 2001 consist of the following:

                                                                   September 30,
                                                                            2001
                                                                      ----------
Senior secured Euro-notes, 12% due 2002 - Laidlaw Holdings               429,000
Note, 10% due 2001 - Laidlaw Global Corp.                             $  150,000
Note, 8% due 2002 - Laidlaw International    `                           454,891
Convertible subordinated note, 12% due 2002 - Laidlaw Global Corp.       400,000
Convertible subordinated note, 10% due 2002 - Globeshare Group. Inc. 250,000 Bridge note dated August 31, 2001 in the principal amount of
$1,450,000 - 12% due November 30, 2001                                 1,000,000
Note, 7% due October 2001 - Laidlaw Global Corp.                         400,000
                                                                      ----------
                                                                      $3,083,891
Less:  Debt issue discount                                                71,429
                                                                      ----------

                                                                      $3,012,462
                                                                      ==========

The 12% senior secured Euro-notes ("EuroNotes") were issued in 1997 in units of $100,000 with a five-year warrant to purchase 6,881 shares of the Company's nonvoting common stock, $0.05 par value per share, at the exercise price or $4.36 per share. The EuroNotes are convertible into the Company's voting common stock at an exchange rate of $1.37 per share. The EuroNotes are redeemable at the option of the Company, in whole or in part, together with accrued and unpaid interest except that no redemption was permitted prior to December 31, 1999. The EuroNotes contain certain covenants that limit the ability of the Company to pay dividends or make distributions, repurchase equity interests or sell or otherwise dispose of assets of the Company's subsidiaries.

The EuroNotes are collateralized by the outstanding shares of the Company's subsidiary, HRAC, which owns 100% of the outstanding common stock of Howe & Rusling, with 20% subject to Howe & Rusling, Inc. employee options.

On June 29, 2001, the Company obtained a 30-day 10% loan. On October 3, 2001, the Company paid $75,000 and the loan extended the payment of the balance and accrued interest to November, 2001.

On March 20, 2001, Laidlaw International, S.A. obtained a loan through the issuance of an 8% note in which the principal and interest are due in one year.

On January 30, 2001, the Company obtained a loan through the issuance of a 12% subordinated note. Under the terms of the note, the Company shall make quarterly interest payments. If the Company defaults as defined in the agreement, then the Noteholder may, in lieu of payment of the Principal Amount, convert the Note into common stock of the Company at the conversion price of $0.50 per Common Share.

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

On August 31, 2001, the Company obtained a bridge loan in the amount of $1,450,000 from Pacific USA Holdings Corp. ("Lender"), which is the parent company of Laidlaw's largest shareholder, PUSA Investment Company, through the issuance of a 12% secured promissory note. Repayment of the note is secured by a pledge of Laidlaw's interest in the outstanding stock of HRAC. Lender only funded $1,000,000 of the bridge loan reserving the balance to repay the EuroNotes, scheduled for November 26, 2001, thereby making the collateral available. In connection with the loan, Laidlaw issued the Lender a 2 year warrant to acquire 1,435,000 shares of its common stock at an exercise price of $0.11 per share. The Company computed the fiar value of the warrant of $107,143. The valuation resulted in a note discount and a corresponding increase to additional paid-in capital. On September 27, 2001, the Company obtained a short term 7% loan. This loan was paid in full in October, 2001.


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


The sub-underwriters, including Laidlaw Global Securities, have filed cross-claims against the Lead Underwriters seeking indemnification in the event all of the underwriters are found to be liable. Additionally, counsel for Laidlaw Global Securities has had conversations with Galacticomm's counsel about the possibility of settling out of the litigation. These negotiations are on-going. Although it is to early to preduct any outcome, in the event a settlement cannot be reached, and in the further event of an adverse decision after trial, based upon the Underwriting Agreement, Laidlaw Global Securities' liability cannot exceed its underwriting commitment.

Greek Capital Market Commission vs. Laidlaw Global Corporation, Inc.

The Company has been named, as well as its subsidiary Laidlaw Global Securities, in an administrative proceeding involving the Greek Capital Market Commission ("CMC"). In early 2000, representatives of the Company were introduced to a representative of Elektra S.A. ("Elektra"), an entity whose securities are publicly traded in Greece, in order to discuss a business strategy by which the Company would assist in the sale of a significant amount of Elektra's shares by certain of its stockholders. Following meetings with such persons, Elektra announced in the spring of 2000 that its principal shareholders would sell up to 3,000,000 shares of its stock. On March 28, 2000, Elektra sold two million shares of its stock to institutional investors through a Greek brokerage firm, Contalexis Financial Services.

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

Globeshare, the Company's 90% owned subsidiary, is substantially engaged in providing online trading, brokerage, and investment services.

Laidlaw International S.A., the Company's newly established 99.8% owned French subsidiary, is substantially engaged in traditional trading and brokerage services.

Foreign Operations and Major Customers: Although the Company has continued to initiate its plans to expand its international operations in Europe and Asia, the Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two periods ended September 30, 2001 and September 30, 2000 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $6,188 and $3,827,104, respectively. The newly established Laidlaw International subsidiary generated commissions and trading gains of $1,369,358 for the nine months ended September 30, 2001 from the transactions in the French market and the other European Union countries, in particular, the German market. These revenues of Laidlaw Global Securities and Laidlaw International, S.A. represent 11% and 18% of revenues for the nine months ended September 30, 2001 and September 30, 2000, respectively. Additionally, the Company had no significant individual customers (domestic or foreign) as of September 30, 2001, or for each of the two periods ended September 30, 2001 and September 30, 2000.


The following table sets forth the net revenues of these industry segments of the Company's business.

                                             For the nine months ended September 30,
                                             ---------------------------------------
                                                      2001             2000
                                                  ------------     ------------
                                                          (Unaudited)
Revenue from external customers
    Asset management - H&R Acquisition            $  3,297,555     $  3,607,675
    Brokerage:
      Laidlaw Global Securities                      2,926,572        9,592,126
      Westminster Securities Corp.                   2,775,885        6,221,384
      Globeshare Group Inc. and Globeshare Inc.        695,398          120,422
      Lead Capital S.A.                                   --            336,190
      Laidlaw Pacific (Asia) Ltd.                         --               --
      Laidlaw International S.A                      1,399,493             --
    Corporate and other                              1,016,797        1,502,121
                                                  ------------     ------------

          Total external revenue                  $ 12,111,700     $ 21,379,918
                                                  ============     ============

Inter-segment revenue
    Brokerage - Laidlaw Global Securities         $    150,000     $    150,000
                                                  ------------     ------------

Total inter-segment revenue                       $    150,000     $    150,000
                                                  ============     ============

Net loss
    Asset management - H&R Acquisition            $    387,028     $    582,486
    Brokerage:
      Laidlaw Global Securities                     (2,514,864)         339,357
      Westminster Securities Corp.                    (362,665)         639,647
      Globeshare Group Inc. and Globeshare Inc.     (1,900,563)      (1,496,450)
      Laidlaw Pacific (Asia) Ltd.                         --               --
      Lead Capital S.A                                    --            (48,999)
      Laidlaw International S.A                       (868,009)            --
    Corporate and other                             (2,100,539)        (918,624)
                                                  ------------     ------------

          Total net income (loss)                 $ (7,359,612)    $   (902,583)
                                                  ============     ============

Total assets
    Asset management - H&R Acquisition            $  3,727,323     $  3,803,240
    Brokerage:
      Laidlaw Global Securities                      3,466,850        7,871,046
      Westminster Securities Corp.                        --          3,821,521
      Globeshare Group Inc. and Globeshare Inc.      2,910,877        3,163,101
      Lead Capital S.A                                    --              --
      Laidlaw Pacific (Asia) Ltd.                      874,570          873,808
      Laidlaw International S.A                      2,062,069             --
    Corporate and other                              2,136,415        8,525,598


                                                  ------------     ------------


          Total assets                            $ 15,178,104     $ 28,058,314
                                                  ============     ============

NOTE H - EARNINGS PER COMMON SHARE

Earnings per common share are computed in accordance with SFAS No. 128, "Earnings Per Share." Basic earnings per share excludes the dilutive effects of options and convertible securities and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect all potentially dilutive securities, as well as the related effect on net income. Set forth below is the reconciliation of net loss applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:

                                                               Three Months ended September 30,      Nine Months ended September 30,
                                                                ------------------------------      ------------------------------
                                                                    2001              2000              2001              2000
                                                                ------------      ------------      ------------      ------------
                                                                          (Unaudited)                         (Unaudited)

     Numerator
       Net loss                                                 $ (2,151,722)     $ (1,826,455)     $ (7,359,612)       $  (902,583)
                                                                ------------      ------------      ------------        -----------
         Net loss applicable to common shares
            for basic earnings per share                          (2,151,722)       (1,826,455)       (7,359,612)          (902,583)


         Effect of dilutive securities
            Interest expense on Euro-notes                              --                --                --                --
            Amortization of Euro-note costs                             --                --                --                --
                                                                ------------      ------------      ------------        -----------


            Net loss applicable to common shares
               for diluted earnings per share                   $ (2,151,722)     $ (1,826,455)     $ (7,359,612)       $  (902,583)
                                                                ============      ============      ============        ===========


     Denominator
         Weighted-average common shares for basic
            earnings per share                                    24,721,822        26,950,080        26,041,738         26,866,840
         Weighted-average effect of dilutive securities
            Employee stock options                                      --                --                --                 --
            Warrants                                                    --                --                --                 --
                                                                ------------      ------------      ------------        -----------


         Weighted-average common and common equivalent
            shares for diluted earnings per share                 24,721,822        26,950,080        26,041,738         26,866,840
                                                                ============      ============      ============        ===========
     Earnings (loss) per common share
         Basic                                                  $       (.09)     $       (.07)     $       (.28)       $      (.03)
                                                                ============      ============      ============        ===========


         Diluted                                                $       (.09)     $       (.07)     $       (.28)       $      (.03)
                                                                ============      ============      ============        ===========

All outstanding warrants and options were excluded from the computation of the diluted earnings per share because the Company incurred losses for the nine and three months period ended September 30, 2001 and September 30, 2000 and the effect would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


Overview


Laidlaw Global Corporation is a global financial services firm that operates in two business segments: brokerage, which includes investment banking and sales and trading, and asset management. It operates in these businesses through its subsidiary, Laidlaw Holdings, Inc., a holding company which owns 100% of Laidlaw Global Securities, Inc., and 81% of H & R Acquisition Corp. Westminster Securities Corporation, a NYSE member firm acquired by Laidlaw on July 1, 1999, was sold on June 13, 2001. The sale of Westminster Securities Corporation was completed pursuant to the Amended and Restated Stock Purchase Agreement dated June 7, 2001. The Agreement stipulated that the transactions shall be treated solely for tax and financial reporting purposes as having an effective date of May 31, 2001. Accordingly, the information for fiscal 2001 for Westminster incorporated in this report pertains to the two and five months ended May 31, 2001. Laidlaw has a third subsidiary, Globeshare Group, Inc. (formerly Global Electronic Exchange, Inc.), a holding company that owns 100% of Globeshare, Inc., an online broker-dealer. Globeshare, which commenced its U.S. operations in October 1999 and operated initially as a division of Laidlaw Global Securities, Inc., received approval for NASD membership as a broker-dealer on February 8, 2000. Operations of the on-line broker were transferred from Globeshare as a division of Laidlaw Global Securities to Globeshare as a broker dealer on May 18, 2000. Globeshare Group, Inc. changed its name from Global Electronic Exchange, Inc. on November 1, 2000. A fourth subsidiary is a French broker/dealer called Laidlaw International, S.A. Through this subsidiary, Laidlaw Global Corporation aims to move forward with new opportunities throughout the European Community, and in the French marketplace in particular. In April 2001, Laidlaw International was granted the license to operate as a broker/dealer by Banque de France.

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

Results of Operations For the Nine Months Ended September 30, 2001 and 2000

The overall weakness in the global market and economic conditions that emerged during the second half of fiscal 2000 persisted during the first nine months of fiscal 2001, which contributed to the decline in the Company's net revenues and net income as compared to the nine months ended September 30, 2000.

In the U.S., there was a continuation of the difficult market and economic conditions that emerged during the latter half of fiscal 2000. The rate of U.S. economic growth slowed significantly, reflecting lower levels of corporate investment, consumption and consumer confidence, as well as higher levels of unemployment. These conditions, coupled with indications of slowing corporate earnings growth, contributed to declines in the U.S. equity markets, as the major stock market indices (the Standard & Poor's 500, the Dow Jones Industrial Average and the NASDAQ) all declined during the first nine months of the year. The decline in the market values of Internet and technology-related stocks was particularly significant. On September 11, 2001, the U.S. experienced terrorist attacks targeted against New York City and Washington, D.C. The attacks in New York resulted in the destruction of the World Trade Center complex and the temporary closing of the debt and equity financial markets in the U.S. The attacks had an immediate impact on global economies, financial markets and certain industries. There is also much uncertainty regarding the potential long-term effects of these attacks. In the future, fears of global recession, war and additional acts of terrorism in the aftermath of the September 11, 2001 attacks may continue to influence the course of global economies and financial markets. All these factors contributed to the Federal Reserve Board (the "Fed")action of continued aggressive easing of interest rates to foster financial conditions that will support strengthening economic growth and prevent the U. S. economy from slipping into a recession. During the quarter ended September 30, 2001, the Fed lowered the overnight lending rate by an aggregate of 0.75 percentage points on two separate occasions. During the nine month period ended September 30, 2001, the Fed has lowered the overnight lending rate by an aggregate of 3.50 percentage points. Subsequent to quarter end, the Fed lowered the overnight lending rate and the discount rate by an additional 0.50 percentage points in both October 2001 and November 2001. This series of interest rate cuts represents one of the most profound monetary policy relief on record.


In Europe, the level of business and consumer confidence, which remained relatively strong during the first quarter of fiscal 2001, has slowed noticeably from the more rapid rates seen early last year. The levels of employment and industrial production decreased during the third quarter compared to those in the second fiscal quarter. In early May, the European Central Bank (the "ECB"), which had raised interest rates within the European Union (the "EU") by an aggregate of 1.75 percentage points during fiscal 2000, surprised the markets with a 25 basis points reduction of its interest rates on concerns of increasing indications of slowing economic growth within the EU, and the impact of the overall slowdown in global economic activity. Since there remained much uncertainty as to the region's future growth prospects in light of slower U. S. economic performance and a weakened global economy, the ECB lowered the benchmark interest rate within the EU by 0.25 percentage points in August, 2001 and by 0.50 percentage points in September, 2001.

The difficult market and economic conditions that characterized the first six months of 2001, including higher levels of market volatility, decreased investment banking activity and institutional and retail investor participation in the financial markets, further deteriorated in the third fiscal quarter. It is currently not clear when these market and economic conditions will improve. In addition, the Company's broker-dealer subsidiary, Laidlaw Global Securities, Inc. has historically experienced a seasonal slowdown of business activity during the summer months which started during the latter part of the second quarter and ended in the third quarter.

The composition of our net revenues has varied over time as financial markets and the scope of our operations have changed. The composition of net revenues can also vary over the shorter term due to fluctuations in U.S. and global economic and market conditions. As a result, period-to-period comparisons may not be meaningful. In addition, the sharp correction in certain overseas securities markets has affected our ability to generate additional commission revenues from institutional customers. The concomitant correction of the NASDAQ did not help either. As a result, our first nine months saw a substantial reduction in institutional commissions earned by the Laidlaw Global Securities, Inc. subsidiary.

Mergers and acquisitions were robust during the first half of fiscal 2000. As economic growth moderated and profits weakened, capital spending decelerated sharply during the second half of 2000 and continued through the first three quarters of 2001.

The markets for the underwriting of securities also were negatively impacted by the generally volatile market and economic conditions that existed during much of the first nine months of 2001. The considerable drop in valuations in some sectors and the elevated volatility of equity price movements caused the pace of initial public offerings to slow markedly over the year. The slowdown was particularly evident in the technology sector. In total, the dollar amount of initial public offerings by domestic non-financial companies tapered off substantially in the first nine months of the year to its lowest level in two years. This adverse economic climate has negatively affected Laidlaw's subsidiaries and the revenues generated from investment banking activities.

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

Laidlaw posted a loss of $2.1 million in the third fiscal quarter of 2001, compared to the net loss of $1.8 million in the third fiscal quarter of 2000. This increase in net loss is due to the adverse economic conditions experienced both domestically and internationally. Globally, the foreign markets overall experienced a decline during the second half of 2000, which continued to deteriorate during the first nine months of 2001. Generally weak stock prices in emerging markets, coupled with low trading volume, adversely affecting Laidlaw.

Domestically, the steep decline of Nasdaq had a great impact on Laidlaw as its institutional clients mostly invested in the technology sector. The combination of sharp reduction in commission revenues from overseas markets, the drop in volume received from institutional investors, and the decrease in the minority interest in the Globeshare Group, Inc. subsidiary effective August, 2001, has resulted in an increase of approximately $316,000 in net loss for the third fiscal quarter of 2001 as compared to the third fiscal quarter of 2000.

Basic loss per common share was $.09 and $.28 in the quarter and nine month period ended September 30, 2001, respectively, as compared to $.07 and $.03 basic loss per share in the quarter and nine month period ended September 30, 2000.

All three subsidiaries, namely Laidlaw Global Securities, Inc. and Globeshare Group, Inc., and Laidlaw International, S.A., contributed to the loss incurred in the third quarter of 2001. Laidlaw Global Securities, Inc. saw a sharp decrease in its commissions volume strictly related to the market performance of the emerging global markets and the NASDAQ market in the U.S. Globeshare Group, Inc. presented a particularly difficult problem for the group due to the high cost of technological development still required at a time of sharp reduction of the commissions volume generated in light of the reduction in commissions resulting from financials markets that have consistently moved down since March 2000. In many instances, the lack of development of technological connections has affected the ability of the partners to generate commissions business. The operations of Globeshare in the third quarter of 2001 resulted in a loss to the Company of $564,006. The market for electronic brokerage services over the Internet is rapidly evolving and intensely competitive. In view of the losses realized in the first three quarters of 2001 and in fiscal year 2000, management at Globeshare is reviewing its marketing strategy, the cost structure and the services and products which Globeshare has been offering to the industry and what changes may be necessary to achieve market acceptance and profitability. Globeshare has already shifted the direction of its marketing efforts from individuals to institutions, including other broker/dealers. This change in focus should reduce fixed costs and future cash requirements to increase market penetration. The French subsidiary Laidlaw International incurred a loss of $290,560 since it is still building a revenue base to absorb its fixed costs and the expenses involved in the setting up of its operations.

All of the aforementioned factors contributed to Laidlaw's consolidated net loss of $2,151,722 for the three months ended September 30, 2001. However, if the loss derived from the operations of the Internet company Globeshare Group, Inc. and its wholly owned subsidiary Globeshare were deducted from the consolidated results of operations , Laidlaw's traditional business resulted in a net loss of only $1,441,349. The increase in the loss of Laidlaw's traditional lines of business compared to the net loss of $1,255,019 for the nine months ended September 30, 2000 was mainly due to the reduction in commission revenue from institutional customers of Laidlaw Global Securities, which was caused primarily by the corrections in NASDAQ and in some overseas securities markets, the loss incurred by Laidlaw International from its initial operating months, and the impact of the September 11, 2001 terrorist attacks on the financial markets and the global economy.

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

Brokerage activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts, The commission revenues which represent 51% and 59% of total revenues for the nine months ended September 30, 2001 and September 30, 2000, respectively, are geographically categorized as follows:


For the nine months ended September 30, 2001, revenues of $778,555 were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets and revenues of $4.4 million were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. Globeshare generated revenues of $898,995 from online trading

U.S. and overseas customers. Laidlaw International generated revenues of $1.4 million from the transactions in the French market and other European Union countries, in particular, the German market. For the nine months ended September 30, 2000, revenues of $3.0 million were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets and revenues of $13.2 million were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals.

Asset Management fees from Howe & Rusling and partly from Laidlaw Global Securities amount to $3,806,137 and $4,165,247 for the nine months ended September 30, 2001 and September 30, 2000, respectively, which represent 32% and 20% of the firm's revenue for the respective periods. Corporate finance fees of Laidlaw Global Securities amount to $268,158 and $3,464,465 for the nine months ended September 30, 2001 and September 30, 2000, respectively, which represent 2% and 16% of the firm's revenue for the respective periods. Trading profit of Laidlaw Global Securities, Laidlaw International, S.A. and Westminster amount to $1,245,406 for the nine months ended September 30, 2001, which represents 10% of the firm's revenue. Trading profit of Laidlaw Global Securities and Westminster amount to $33,973 for the nine months ended September 30, 2000, which represents
 .16% of the firm's revenue. Other revenue, which consists principally of interest income and rebates on securities trades, amount to $614,699 and $1,015,187 for the nine months ended September 30, 2001 and September 30, 2000, respectively, which represent 5% of the firm's revenue for both periods.

In the future Laidlaw will aim at diversifying its commission revenues by generating a large portion of its revenues from an expanded retail customer business in Laidlaw Global Securities.

Salaries and other employee costs for the nine months ended September 30, 2001 decreased to $6.2 million from $6.8 million for the nine months ended September 30, 2000. Salaries and other employee costs for the three months ended September 30, 2001 increased to $2.0 million from $1.9 million for the three months ended September 30, 2000. The decrease in this expense on a nine month basis primarily relates to the reduction of personnel in the Laidlaw Global Securities and Globeshare subsidiaries, the retirement of a key officer in Howe and Rusling, Inc., and reduction in this expense effective June, 2001 resulting from the sale of Westminster. The increase in this expense on a quarterly basis resulted from the relevant costs incurred by the Laidlaw International subsidiary which started its operations in April, 2001.

Commissions expense for the nine months ended September 30, 2001 decreased to $3.2 million from $5.6 million for the nine months ended September 30, 2000. Commissions expense for the three months ended September 30, 2001 decreased to $788,269 from $876,437 for the three months ended September 30, 2000. The decrease is attributable to the decrease in commission revenue.

Clearing expenses for the nine months ended September 30, 2001 decreased to $780,335 from $1.3 million for the nine months ended September 30, 2000. Clearing expenses for the three months ended September 30, 2001 decreased to $85,506 from $368,007 for the three months ended September 30, 2000. Clearing expenses, which primarily consist of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the reduction in such expenses related to the decline in commission revenue.

Rent and utility expenses for the nine months ended September 30, 2001 increased to $1.2 million from $1.0 million for the nine months ended September 30, 2000. Rent and utility expenses for the three months ended September 30, 2001 increased to $380,219 from $288,966 for the three months ended September 30, 2000. Rent and utility expenses include cost of leasing office space and space with our Internet service provider. The increase is primarily attributable to the fact that the Globeshare subsidiary had incurred these expenses starting only in May, 2000 and to the expense incurred by the newly established Laidlaw International S.A. subsidiary.

Depreciation and amortization expenses for the nine months ended September 30, 2001 increased to $1.7 million from $1.1 for the nine months ended September 30, 2000. Depreciation and amortization expenses for the three months ended September 30, 2001 increased to $578,296 from $496,260 for the three months ended September 30, 2000. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, increased primarily due to the increment in such expenses related to the technology infrastructure developed for the Globeshare Group subsidiary.

Client-related marketing expenses for the nine months ended September 30, 2001 decreased to $215,726 from $1.0 million for the nine months ended September 30, 2000. Client-related marketing expenses for the three months ended September 30, 2001 decreased to $90,132 from $97,710 for the three months ended September 30, 2000. The decrease in client-related marketing expenses resulted from the efforts of management in reducing costs in developing strategic alliances in promoting brand name recognition for Laidlaw and Globeshare.

Travel and entertainment expenses for the nine months ended September 30, 2001 decreased to $322,304 from $476,662 for the nine months ended September 30, 2000. The decrease in travel and entertainment expenses are also attributed to the efforts of management to minimize costs in light of the difficult market conditions that continually persist in 2001. Travel and entertainment expenses for the three months ended September 30, 2001 increased to $114,720 from $79,714 for the three months ended September 30, 2000. The increase in travel and entertainment expenses pertain to those incurred by Laidlaw International in its client development efforts and to the increased marketing cost of H & R Acquisition Corp.

Professional fees for the nine months ended September 30, 2001 decreased to $1.0 million from $1.3 million for the nine months ended September 30, 2000. Professional fees for the three months ended September 30, 2001 decreased to $283,450 from $354,969 for the three months ended September 30, 2000. The decrease in professional fees resulted from the reduction of the accounting and legal fees, fees paid to public relations firms, and the fees paid to outside technical consultants and an executive recruitment firm. Fewer additional SEC filings were made other than the regular quarterly and annual audited reports.

Dues and assessments for the nine months ended September 30, 2001 decreased to $438,103 from $597,742 for the nine months ended September 30, 2000. Dues and assessments for the three months ended September 30, 2001 decreased to $54,612 from $164,603 for the three months ended September 30, 2000. The decrease in dues and assessments resulted from reduction of the registration fees paid to the NASD and the various states by Laidlaw Global Securities with the resignation of certain personnel and from the diminished state corporate income taxes. The sale of the Westminster subsidiary also contributed to the reduction of dues effective the month of June, 2001. The decrease, however, was partially offset by the increase in dues and assessments paid by Laidlaw International.

Communications and information systems expenses for the nine months ended September 30, 2001 decreased to $1.5 million from $1.7 million for the nine months ended September 30, 2000. Communications and information systems for the three months ended September 30, 2001 decreased to $369,517 from $634,966 for the three months ended September 30, 2000. Communications and information systems expenses, which include telephone, quotes and other information costs, increased primarily due to the increment in such expenses related to the operations of Globeshare and Laidlaw International. The internet-based operations of Globeshare necessitated the use of services for obtaining quotes in foreign markets. The increase in the expenses was partially offset by the reduction of services during the second quarter in fiscal 2001 compared to the second quarter in fiscal 2000 when certain charges were incurred to set up the communication and information systems for the Globeshare subsidiary. Also, in fiscal 2001, management decided to reduce the services utilized by Globeshare due to the low volume of production and the sale of Westminster positively impacted the expense in June, 2001.

Interest expense for the nine months ended September 30, 2001 increased to $420,046 from $280,975 for the nine months ended September 30, 2000. Interest expense for the three months ended September 30, 2001 increased to $197,852 from $77,395 for the three months ended September 30, 2000. The increase in interest expense resulted from lease contracts entered into with computer hardware and Internet infrastructure providers for the Globeshare subsidiary and from the financing obtained in fiscal 2001 for the operational funds of the Company. The increase in interest expense was partially offset, however, by the decrease which resulted from the settlement of the $500,000 H & R Acquisition note payable in 2000 and the reduction in the inventory positions of the Westminster subsidiary in 2001, thereby lowering the carrying cost charged by its clearing broker.


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

All other expenses for the nine months ended September 30, 2001 decreased to $1.4 million from $1.5 for the nine months ended September 30, 2000. All other expenses for the three months ended September 30, 2001 decreased to $299,268 from $452,894 for the three months ended September 30, 2000. These expenses consist, among other things, of amortization of goodwill, office supplies, insurance, and other miscellaneous expenses. The decrease in these expenses, net of the increase in these expenses related to the Laidlaw International subsidiary operations, resulted from the reduced cost of operations stemming from the contraction in the volume of operations and the sale of Westminster effected on May 31, 2001.


Liquidity and Capital Resources


There has been a substantial reduction in the cash and cash equivalents balance as of September 30, 2001 compared to September 30, 2000 principally due to the increase in net loss, and the acquisition of computer hardware and software relative to the infrastructure build up amounting to approximately $3.3 million for 2000 and the first three months of 2001 for the Globeshare Group subsidiary.

As a result of these matters, the Company has continued to experience cash flow problems. Although the Company believes that it will have the resources to maintain its operations through the remainder of the fiscal year through cost control measures which have been instituted, cash flow from continuing growth of operations, and financial support from existing shareholders which has been promised orally, the Company may need to seek additional infusions of capital. Management is in discussion with prospective investors to furnish such capital, but no definitive purchase agreements have been executed and there is no assurance that we will be able to finalize such an agreement.


In addition to the funding through private financing, the Company's strategic plan to achieve improved profitability and liquidity focuses on the following:


o Cost Containment: We will seek to continually minimize operating costs and convert fixed costs to variable costs, where appropriate. Recently, decisions were made to enhance the profitability of Laidlaw by reviewing and reorganizing its operating infrastructure, which will result in significant expense reduction. With the integration of the operations of Globeshare into Laidlaw Global Securities, Laidlaw expects to achieve savings in employment costs and other operational expenditures.


o Brokerage: A focal point of our strategic incentive is to restructure and build our brokerage base. With the expected continuing stream of revenue from Laidlaw International, which has been averaging 12,000 to 15,000 Euros daily on the equities business alone since it commenced operations in April, 2001, Laidlaw expects the Laidlaw Global Securities subsidiary to benefit from this through the execution of trades in the U.S. market. Laidlaw believes this will facilitate the addition of new brokers in Laidlaw Global Securities and the eventual development of Laidlaw international business in the European Market and increase the potential of attracting high net worth retail and institutional sales producers.

If the cashflow problems continue and we are unable to obtain financing from the sale of our equity and/or debt securities, the ability of the Company to implement its strategic plan and continue the current levels of its operations will be impaired.


The Balance Sheet


The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share. The purpose of illustrating these ratios is to indicate the liquidity and financial position of Laidlaw for the nine months ended September, 2001 despite the net loss incurred on a year to date basis. The decrease in total assets as of September 30, 2001 compared to those as of December 31, 2000 attributed mainly to the loss sustained for the first nine months of 2001.

                                          As of            As of
                                     September 2001   December 2000
                                         (in $ except for ratios)


     Adjusted Assets (1)                 15,178,104      22,770,577
     Leverage Ratio (2)                    10.35            2.31
     Adjusted Leverage Ratio (3)           10.35            2.31
     Book value per share (4)               0.05            0.36
     Quick ratio (5)                         .32            1.44


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


The sub-underwriters, including Laidlaw Global Securities, have filed cross-claims against the Lead Underwriters seeking indemnification in the event all of the underwriters are found to be liable. Additionally, counsel for

Laidlaw Global Securities has had conversations with Galacticomm's counsel about the possibility of settling out of the litigation. These negotiations are on-going. Although it is to early to preduct any oucome, in although it is too early to predict any outcome, in the event a settlement cannot be reached, and in the further event of an adverse decision after trial, based upon the Underwriting Agreement, Laidlaw Global Securities' liability cannot exceed its underwriting commitment.


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