Form 10KSB
period 2001-12-31
LAIDLAW GLOBAL CORP
filed 2002-05-17
CIK 869026

SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                   FORM 10-KSB

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2001.

[_] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [_]

State the issuer's revenues for its most recent fiscal year: $16,493,185

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $2,286,979 as of April 30, 2002.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 28,201,465 shares of the registrant's common stock are outstanding as of April 30, 2002, not including 3,479,937 shares issuable upon the exercise of outstanding warrants and employee stock options.

                       DOCUMENTS INCORPORATED BY REFERENCE

If the following documents are incorporated by reference, briefly describe them and identify the part of the form 10-KSB into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424 (b) or
(c) of the Securities Act of 1933. None

Transitional Small Business Disclosure Format (check one): Yes [_] No [X]

                                TABLE OF CONTENTS

                                                                            Page
PART I

Item 1.   Description of Business.........................................     4
Item 2.   Description of Property.........................................    13
Item 3.   Legal Proceedings...............................................    14
Item 4.   Submission of Matters to a Vote of Security Holders.............    14

PART II

Item 5.   Market for Common Equity and Related Stockholder Matters........    14
Item 6.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations ..........................................    17
Item 7.   Financial Statements............................................    25
Item 8.   Changes In and Disagreements With Accountants on Accounting
          and Financial Disclosure........................................    25

PART III

Item 9.   Directors, Executive Officers, Promoters and Control Persons....    25
Item 10.  Executive Compensation..........................................    29
Item 11.  Security Ownership of Certain Beneficial Owners and Management..    32
Item 12.  Certain Relationships and Related Transactions..................    34
Item 13.  Exhibits and Reports on Form 8-K................................    36

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

PART I

Item 1. Description of Business.

A. General

     Through our subsidiaries, we provide a broad range of investment services and products to individuals, corporations and institutions. We are increasing the coordination of our investment banking and syndicate and trading activities, as well as focusing such activities on growth companies in selectively targeted industries. Transactions between the Company and subsidiaries which were sold, ceased effective their respective sale dates.

B. Our Subsidiaries

Laidlaw Global Securities, Inc.

     Laidlaw Global Securities, formerly known as Laidlaw Equities, Inc., is a New York based financial services corporation which was incorporated in October 23, 1986. It is a broker-dealer, which is a member firm of the National Association of Securities Dealers, Inc. ("NASD"), Securities Industry Protection Corporation ("SIPC") and Securities Industry Association ("SIA"). Its principal activities are institutional and retail brokerage, trading and sales, investment banking and research. In addition to its New York offices, Laidlaw Global Securities presently maintains an office in Miami, Florida, where it has one registered principal.

Westminster Securities Corporation

     Westminster is a New York based comprehensive professional investment services corporation which was incorporated in 1971. It is a member of the NYSE, NASD and SIPC. Westminster's principal activities are investment banking, institutional and retail brokerage, market making and asset management. Westminster also maintains an office in Miami, Florida. This subsidiary was sold pursuant to the Amended and Restated Stock Purchase Agreement dated June 7, 2001. The Agreement stipulated that the transactions shall be treated solely for tax and financial reporting purposes as having an effective date of May 31, 2001. Accordingly, the information for fiscal 2001 for Westminster incorporated in this report pertains to the five months ended May 31, 2001.

Howe & Rusling, Inc.

     We owned an 81% interest in H&R Acquisition Corp., which owns a 100% interest in Howe & Rusling, a 68 year old asset management company based in Rochester, New York. Howe & Rusling's principal activities are professional investment management. This subsidiary was sold on December 26, 2001 pursuant to a Stock Purchase Agreement dated December 21, 2001. Accordingly, the information for fiscal 2001 for H & R Acquisition Corp. pertains to the period January 1 to December 26, 2001.

Globeshare Group, Inc. (formerly Global Electronic Exchange Inc.)

     Globeshare Group, Inc. (formerly Global Electronic Exchange), a 97% owned subsidiary of Laidlaw, is a New York based entity which was incorporated in January 26, 1999. It was established by Laidlaw to create and develop an internet-based international investment services business, including operations in securities trading, investment banking, asset management and real estate. It owns and operates Globeshare, Inc., a broker-dealer based in New York, focusing on affording customers access to international and domestic markets through the internet and strategic alliances. In view of the losses realized in the first three quarters of 2001 and in fiscal year 2000, Laidlaw reviewed its marketing strategy, the cost structure and the services and products which it has been offering to the industry and what changes may be necessary to achieve profitability. It was determined that, in order for Laidlaw to survive the current difficult conditions, it was economically efficient to consolidate the brokerage operations in one entity and to cease the operations of its broker-dealer subsidiary Globeshare, Inc. effective October 5, 2001. An agreement was executed between Laidlaw Global Securities, Inc. and Globeshare, Inc. wherein Globeshare - a division of Laidlaw Global Securities assumed the customer accounts of Globeshare, Inc. On November 20, 2001, Globeshare, Inc. applied for a withdrawal of its broker-dealer license with the Securities and Exchange Commission.

Laidlaw Pacific (Asia) Ltd.

     Laidlaw Pacific is a Hong Kong based investment advisor, which was incorporated in June 2, 1992. Laidlaw Pacific is a registered Dealer and Investment Advisor with the Hong Kong Securities and Futures Commission. Its principal activities intended to provide corporate financial advisory services. Since this subsidiary has not generated any revenues since it was acquired in 2000, the Company decided to apply for a revocation of this entity's license in early 2001 so as to avoid any further costs of maintaining a dormant operation. Business activity ceased effective April 6, 2001.

Laidlaw International, S.A.

      Laidlaw International, S.A. is a fully licensed broker in Paris, France that was granted its license by Banque de France in April, 2001. The weakened economic activity in the European equities market in 2001 prevented the realization of the business model upon which this French entity was developed. The September terrorist attacks in the United States further magnified economic uncertainty and depressed all activities in the financial markets worldwide. In light of continuing operating losses by Laidlaw International, the French Commission Bancaire required a capital increase of 2 million Euros in February, 2002 in order for the entity to be in compliance with French Net Capital Regulations and the Company was given a short time period to provide the additional capital. Given the difficult market and economic conditions the U.S. broker-dealers were also experiencing, Laidlaw decided to concentrate its efforts in maintaining the U.S. operations and not provide the additional capital. An Administrator was appointed by Commission Bancaire to operate Laidlaw International and the Company abandoned its control. We understand that effective April 11, 2002, the French Administrator committed to a process of liquidation.

C. Recent Developments

     On March 29, 2000, the Company completed an amended and restated agreement, which had been originally entered into on May 20, 1999, with PUSA Investment Company ("PUSA"), Laidlaw Pacific Financial Services Ltd. (a wholly-owned subsidiary of PUSA) and that entity's wholly-owned subsidiary Laidlaw Pacific
(Asia) Ltd. ("Laidlaw Pacific"), a Hong Kong based investment advisor to acquire Laidlaw Pacific. Laidlaw Pacific ceased business activities on April 6, 2001.

     Laidlaw International S.A. was developed into a fully licensed French broker-dealer with a license issued in April 2001 that allows it to do business in all of the European countries. The brokerage commissions business generated after the issuance of the license in April 2001 was in-line with the Business Plan prepared by the team of professionals which had been mostly hired from IFF a former subsidiary of Banque Worms then a subsidiary of the AXA group. After September 11, 2001, the European market, which were the essential part of the business generated by that office, deteriorated and did not recover as promptly as the U.S. markets. As a result, the initial Business Plan provisions started falling short of the actual numbers that showed a substantial drop in revenues. In early February, 2002 the French Commission Bancaire required a capital increase of 2 million Euros in order to maintain the French subsidiary in compliance with French Net Capital Regulations. Laidlaw Global Corporation had to make a hard decision since it could not support its European operations while keeping adequate capital for the U.S. operations. The deadline imposed by the French regulatory authority being very short, Laidlaw Global Corporation was unable to access additional capital prior to the nomination of an Administrator by the Commission Bancaire. Once the Administrator took over, Laidlaw Global Corporation became totally cut off from the decision making process and could no longer be involved in salvaging what initially had been a promising venture.

     We understand that effective April 11, 2002, the French Administrator committed to a process of liquidation. Accordingly, the Company recognized a loss as of December 31, 2001 from the write off of all its remaining investment in the French subsidiary amounting to $634,562.

     As previously reported in the Current Report on Form 8-K of the Company dated June 13, 2001, the sale of Westminster closed in escrow on June 12, 2001, the documents and consideration were released from escrow on June 13, 2001, and the parties agreed to treat May 31, 2001 as the effective date of the Transaction for financial purposes.

     In light of the continuing losses of Globeshare, Inc., the online broker/dealer subsidiary, management decided to transfer the operations of Globeshare, Inc. to Globeshare - a Division of Laidlaw Global Securities, Inc. on October 5, 2001. Globeshare, Inc. filed for withdrawal of its registration as a broker/dealer with the NASD on November 20, 2001.

     During 2001, an asset write down in the amount of $2.35 million was required to adjust the investment of the Globeshare Group, Inc. subsidiary in computer hardware and customized application software to their estimated net realizable value.

     As previously reported in the Current Report on Form 8-K of the Company dated December 4, 2001, the sale of H & R Acquisition Corp. was closed on December 21, 2001. All transaction documents were held in escrow to December 26, 2001 when the transfer of the initial price was finalized. The parties agreed to treat December 26, 2001 as the effective date of the transaction for financial purposes.

     As previously reported in the Current Report on Form 8-K of the Company dated March 5, 2002, Grant Thornton ("Grant") resigned as independent accountant for Laidlaw. On March 11, 2002, Laidlaw engaged Richard A. Eisner & Company, LLP as its new independent accountant for fiscal year ended December 31, 2001.

     The resignation came about as a result of questions with respect to the cancellation and pricing of stock options of Laidlaw that were raised by Grant in late 2001. For fiscal years ended December 31, 2000 and 1999, there were no disagreements between the Company and Grant in connection with the Company's financial reports. Further, those reports did not contain any adverse opinion nor were they qualified as to uncertainty, audit scope or accounting principles.

     On March 5, 2002, Grant notified the Laidlaw Board of Directors that pursuant to Section 10A of the Exchange Act of 1934 (the "Grant Report"), in Grant's belief, an illegal act or acts may have occurred at Laidlaw during 2001 with respect to the options. The Grand Report alleged in part "that neither management nor the Board of Directors has taken sufficient steps to determine whether an illegal act has occurred within the meaning of Section 10A of the Exchange Act of 1934."

     This report was issued despite Laidlaw having, at the request of Grant, an independent director conduct an investigation and submit a written report on the issue. Subsequently, Laidlaw retained independent counsel who separately submitted his findings in a report. The reports attributed poor procedural controls for the failure to timely apprize Grant of the corporate actions. Nevertheless, the reports of the independent director and independent counsel concluded that no unlawful or deceptive practices, or fraudulent conduct were engaged in at any time by Laidlaw, its employees, officers or board members. The reports did recommend changes in procedural controls, which have been implemented.

     The SEC is conducting an informal inquiry with respect to the Grant Report. The Company has responded completely to the SEC's request for information.

     The Company strongly rejects any implications of impropriety and fully accepts the conclusions reached in both the report of the independent director and independent counsel. Laidlaw has filed its response to the Grant Report with the SEC rejecting the contentions of the Grant Report.

     Notwithstanding the contention of the Company that it acted properly, the Company decided to act conservatively in connection with the treatment of the options and will account for the options as a variable plan from the date of the modification to the date the options are exercised, forfeited or expire unexercised. Accordingly in fiscal 2001, the Company recorded a charge of $754,714 as compensation expense with a corresponding increase to additional paid-in capital.

D. Our Strategy - Measures to Return to Profitability

While the Company will concentrate on building sales and developing its investment banking and securities brokerage activities, overall market conditions continue to be unfavorable and we are constantly trying to identify ways to cut our costs as well as to find new avenues for revenue generation.

Laidlaw undertook several cost-cutting measures last year and our operating expenses were significantly lower in December 2001 than in January of 2001. Although our revenue base continued to erode, resulting in sizable losses for the year, our monthly losses from operations declined consistently through the course of the year.

The major initiatives of last year to curtail our expenses included:

     o    Closing down our unprofitable on-line business

     o    Eliminating unnecessary positions

     o Changing compensation structure of some salaried employees to pure commission

     o    Adjusting salaries of senior management by up to 65%

     o    Reducing ticket charges

     o    Adjusting commission rates to competitive levels

Mainly due to a shrinking revenue base, the company is still generating losses of nearly $300,000 to $400,000 per month. The company is in the process of implementing further cost curtailment measures to reduce these ongoing losses. These measures will include one or more of the following strategies:

     o    Further reduction in headcount

     o    Sub leasing of space

     o    Further monitoring expenses such as travel and entertainment

It is clear to company management, however, that to stem the losses, the major initiative has to be to increase our revenue base. To that end, Laidlaw is currently pursuing several alternatives.

Identifying Merger Partners

Laidlaw is presently in early stages of negotiations with at least three different entities in our line of business to forge strategic partnerships and potential joint ventures or other business combinations. The intent is to bring on board additional sales personnel with good track records, especially over the past 24 months. Each of the entities also recognizes that they would have to bring in additional capital into the firm as a condition to us merging. We have entered into mutual non-disclosure and confidentiality agreements in pursuit of such an understanding.

Targeting Additional Revenue Niches

A majority of our corporate finance revenue in the past two to three years was generated from private placements for micro- and small-cap companies. This segment of the market has had little activity in the recent past. Over the past six months, our corporate finance department has targeted its efforts to generate revenue from investment banking related work other than raising capital for companies. To that end, more recently we have been successful in being retained by clients for corporate advisory and merger and acquisition related transactions. We are also focusing on middle market companies in emerging growth countries, a segment we believe is under served by U.S. investment banks.

E. Lines of Business

Traditional Trading and Brokerage Services

     Laidlaw Global Securities: Laidlaw Global Securities provides professional brokerage services to both institutional and individual investors. Laidlaw Global Securities is focused to meet the needs of the sophisticated investor by offering a full range of investment strategies and services including domestic and international equities, bonds, debt securities, mutual funds, government securities, new public and private offerings, retirement services and life insurance/annuity products. In addition, Laidlaw Global Securities provides proprietary product offerings for investment clients by specializing in firm research and client underwriting of small to mid-capitalization companies with market capitalization under $500 million.

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

Investment Banking

      Laidlaw Global Securities: Laidlaw Global Securities has the platform to emerge as a global investment bank for middle-market companies. Laidlaw Global Securities' investment banking professionals have completed numerous private placements, public stock offerings, and secondary equity and debt offerings. Since January of 1997, Laidlaw Global Securities has acted as either lead underwriter or co-underwriter in several public offerings including Puro Water, Inc., Asia Pacific Wire & Cable Company, Augment Systems, Inc., Scheid Vineyards, Inc., JinPan International, Ltd., Newmark Homes Corp., and Sanguine Corporation. Laidlaw Global Securities also acts as a financial advisor to a number of middle-market companies in developing strategies for maximizing shareholder value. Laidlaw Global Securities provides fairness opinions and valuations, advice on recapitalization, mergers and acquisitions, advice on selling companies, and assistance with the private placement and public distribution of securities in the United States and abroad.

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

Asset Management and Investment Services

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

F. Employees

     As of April 30, 2002, we had 51 employees, of which 49 are employed full-time and 2 are employed part-time at Laidlaw Global Securities, Inc. We believe that one of our strengths is the quality and dedication of our employees and the shared sense of being a part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

H. Trademarks

     Since August 27, 1996 we have maintained a registered service mark "Laidlaw & Co." We regard our intellectual property as being an important factor in the marketing of Laidlaw. We are not aware of any facts which would negatively impact our continuing use of our trademarks.

I. Regulation

Regulation of the Securities Industry and Broker-Dealers

     The securities industry - and all of our businesses - is subject to extensive regulation under both federal and state laws. In the United States, the Securities and Exchange Commission ("Commission") is the federal agency responsible for the administration of the federal securities laws. Laidlaw Global Securities is an NASD member firm and a registered investment advisor with the Commission. Securities firms are subject to regulation by the Commission and by self-regulatory organizations ("SROs"), including but not limited to the NASD, the Municipal Securities Review Board (the "MSRB") and national securities exchanges such as the New York Stock Exchange. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Laidlaw Global Securities is a registered broker-dealer in 50 states, the District of Columbia and the Commonwealth of Puerto Rico. Failure to comply with the laws, rules or regulations of the Commission, SROs and state securities commissions may result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion by such entities of a broker-dealer, an investment adviser, officers, or employees. The Commission and SROs regulate many aspects of our business including trade practices among broker-dealers, capital structure and withdrawals, sales methods, use and safekeeping of customers' funds and securities, the financing of customers' purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. Additional legislation, changes in the rules promulgated by SROs or changes in the interpretation of enforcement of existing rules, either in the United States or elsewhere, may directly affect the mode of operation and profitability of Laidlaw.

     We do not currently maintain any offices outside the United States, but have maintained such offices in the past and may do so in the future. We will be subject to foreign law and the rules and regulations of foreign governmental and regulatory authorities in virtually all countries where we might elect to establish an office. This may include laws, rules and regulations relating to any aspect of the securities business, including sales methods, trade practices among broker-dealers, use and safekeeping of customers' funds and securities, capital structure, record-keeping, the financing of customers' purchases, broker-dealer and employee registration requirements and the conduct of directors, officers and employees.

Effect of Net Capital Requirements

     As a registered broker-dealer and member of various SROs, we are subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1). The Uniform Net Capital Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. As of December 31, 2001 and 2000, our broker-dealer subsidiary. Laidlaw Global Securities was required to maintain minimum net capital of $106,622 and $100,000, respectively, and had total net capital of approximately $758,722 and $1,347,938, respectively. As of December 31, 2000, our former broker-dealer subsidiary Westminster Securities was required to maintain minimum net capital of $100,000 and had total net capital of approximately $1,986,095. As of December 31, 2000, Globeshare, our broker-dealer subsidiary that ceased operations in October, 2001, was required to maintain minimum net capital of $27,019 and had total net capital of approximately $52,220.

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

     Compliance with net capital requirements could limit our broker-dealer operation which requires the intensive use of capital, such as underwriting and trading activities and the financing of customer account balances. Our ability to withdraw capital from our broker-dealer operation limit our ability to repay debt or pay dividends on our common stock.

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

Item 2. Description of Property.

     Our principal executive offices, which are occupied by Laidlaw and Laidlaw Global Securities, are located on the 25th, 27th, 28th and 29th floors at 100 Park Avenue, New York, New York and comprise approximately 30,467 square feet of leased space. The lease of space located on the 25th and 27th floors expires in 2005 and the lease of space located on the 28th and 29th floors expires in 2010.

     Outside New York, Laidlaw Global Securities occupies 900 square feet of office space in Miami, Florida.

Item 3. Legal Proceedings.

     Galacticomm Technologies, Inc. vs. Laidlaw Global Securities, Inc.

     The Company is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. The Company acted as a member of a selling group, pursuant to which the Company agreed to purchase 200,000 shares of Galacticomm at $5.40 per share and 200,000 warrants of Galacticomm at $0.09 per warrant. Additionally, the Company agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. Prior to the settlement of the IPO, the Company had satisfied all its commitments as part of its agreement with the lead underwriters. Prior to the settlement of the IPO, the lead underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the lead underwriters, the lead underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the underwriting group in a Florida state court seeking damages for breach of the underwriting agreement. The Company believes that the outcome of this matter would not have a material adverse effect on the financial position, results of operations or liquidity.

Greek Capital Commission vs. Laidlaw Global Corporation

     The Greek Capital Market Commission ("CMC") has assessed fines and penalties against the Company and Laidlaw Global Securities aggregating 1,257,168 Euros ($US 1,119,004). The CMC determined that the subsidiary failed to file notice of its acquisition and disposition of shares in 2 Greek companies. The fine against Laidlaw came about because we didn't deny publications of alleged false percentages of ownership by ourselves in the Greek companies. Laidlaw had never owned any shares in the Greek Companies. Our counsel in Greece has advised that in their opinion, the fines imposed by the CMC are civil fines and can only be enforced against the assets of the Company in Greece. Further, they advise that any enforcement of the fine in the United States would require commencing a new action in the United States. The determinations are being appealed and we believe the findings of the CMC will be overturned upon appeal.

Plural, Inc. vs. Laidlaw Global Corporation, et al.

      In November, 2001, Plural instituted an action in the New York State Supreme Court for services rendered pursuant to a computer consulting agreement. Plural claims approximately $70O,OO0 is due them pursuant to the agreement. The Company claims the services did not meet the terms of the agreement and plans to counterclaim for monies previously paid to Plural.

     We are subject to various legal proceedings. However, in management's opinion, there are no legal proceedings pending against us or any of our subsidiaries that would have a material adverse effect on our financial position, results of operations or liquidity.

Item 4. Submission of Matters to a Vote of Security Holders.

     No matters were submitted to a vote of security holders during the last three quarters of the fiscal year ended December 31, 2001. However, at a special meeting of shareholders held February 27,2001, the shareholders elected a Board of Directors, ratified the appointment of Grant Thornton LLP as auditors for the Company, and gave discretionary authority to the Board of Directors to implement a 1 for 5 reverse stock split.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

     Laidlaw's common stock has been traded on the American Stock Exchange ("AMEX") since May 18, 2000 under the symbol GLL. Prior thereto and subsequent to the acquisition of Laidlaw Holdings on June 8, 1999, the common stock was traded on the OTC Bulletin Board under the symbol LAIG. Prior to the acquisition, the common stock was traded under the symbol FTKV. The following table sets forth the high and low closing prices per share as reported by the AMEX during the period the shares have been traded on the AMEX and the high and low closing prices during the period the shares were traded on the OTC Bulletin Board. The market prices have been adjusted to give retroactive effect to a Reverse Stock Split and a Forward Stock Split. The quotations while the shares were traded on the OTC Bulletin Board reflect inter-dealer prices, without retail mark-up, mark-down or commission and may not represent actual transactions:

                                                     Common Stock
                                     -------------------------------------------
                                           2001                    2000
                                     -------------------------------------------
                                          Prices                  Prices
--------------------------------------------------------------------------------
Period                                High       Low          High        Low
--------------------------------------------------------------------------------
First Quarter......................  $ 0.75     $ 0.40       $10.56     $5.50
--------------------------------------------------------------------------------
Second Quarter.....................  $ 0.44     $ 0.29       $ 7.50     $2.625
--------------------------------------------------------------------------------
Third Quarter......................  $ 0.32     $ 0.10       $ 3.00     $1.1875
--------------------------------------------------------------------------------
Fourth Quarter.....................  $ 0.80     $ 0.19       $ 1.25     $0.50
--------------------------------------------------------------------------------

The closing price of the common stock on April 30, 2002 was $0.17.

Holders

     On April 30, 2002 there were 146 holders of record of Laidlaw's common stock.

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

Recent Sales of Unregistered Securities

     On June 8, 1999, Laidlaw, formerly known as Fi-Tek V, Inc., acquired approximately 99% of the issued and outstanding shares of common stock of Laidlaw Holdings pursuant to a Plan and Agreement of Reorganization among Laidlaw Holdings, Fi-Tek V, Inc., Westminster and the principal stockholders of such companies, dated May 27, 1999. As a result of such transactions, on June 8, 1999, Laidlaw issued 13,109,137 shares of its common stock to stockholders of Laidlaw Holdings. Also, pursuant to the Reorganization Agreement, on July 1, 1999, Laidlaw issued 4,500,000 shares of common stock for substantially all of the issued and outstanding common stock of Westminster. See Description of Business - Our Operating Subsidiaries and Recent Developments.

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

     Laidlaw granted to holders of the Euro-Notes the right to exchange the Euro-Notes and Common Stock Purchase Warrants issued with the Euro-Notes for shares of common stock of Laidlaw at the rate of $2.05 per share for each Euro-Note exchanged, and the right to obtain common stock of Laidlaw upon exercise of the Common Stock Purchase Warrants issued with the Euro-Notes upon the same terms and conditions of such warrants. To date, 15 holders of Euro-Notes aggregating $1,876,000 in principal amount have exchanged their notes for shares of Common Stock of Laidlaw. The balance of the Euro-Notes were paid in full in December, 2001.

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

     Laidlaw assumed the obligations of Laidlaw Holdings with respect to the conversion rights of holders of the Convertible Notes. As a result, holders of the Convertible Notes could convert such notes into common stock of Laidlaw at the rate of $2.05 per share, upon the same terms and conditions of conversion privileges set forth in the Convertible Notes. The holders of the Convertible Notes aggregating $8 million in principal amount have converted their notes into shares of common stock of Laidlaw.

     In connection with the closing down of the operations of Globeshare Group, Inc. ("GGI"), holders of shares of GGI who were not affiliates of Laidlaw were given the opportunity to exchange their GGI shares for shares of Laidlaw on a one for one basis and in 2001, Holders of 1,126,759 shares accepted the offer. Affiliates or former affiliates of Laidlaw were given an opportunity to exchange their GGI shares for shares of Laidlaw on a less favorable basis and 9,620,004 shares were exchanged for 4,500,000 shares of Laidlaw. During the period January 1, 2002 through April 30, 2002, an additional 263,427 shares of GGI were exchanged for a like number of shares of Laidlaw.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations.

Overview

Laidlaw Global Corporation is a global financial services firm that operates in two business segments: brokerage, which includes investment banking and sales and trading, and asset management.

Asset management activities include raising and investing capital and providing financial advice to companies and individuals throughout the United States and overseas. Through this group, Laidlaw provides client advisory services.

Brokerage activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts.

It has operated through a number of separate entities owned directly by Laidlaw Global Corporation or through its wholly owned subsidiary, Laidlaw Holdings, Inc. Laidlaw Global Securities, Inc. provides brokerage services and is wholly owned by Laidlaw Holdings, Inc. Howe & Rusling, Inc. provided management services of financial assets and was owned by H&R Acquisition Corp., 81% of whose stock was owned by Laidlaw Holdings, Inc. Westminster Securities Corporation, a NYSE member firm acquired by Laidlaw on July 1, 1999 also provided general brokerage services. Another subsidiary, Globeshare Group, Inc. (formerly Global Electronic Exchange, Inc.),was a holding company that owned 100% of Globeshare, Inc., an online broker-dealer. The last subsidiary was a French broker/dealer called Laidlaw International, S.A., located in France, which was granted the license to operate as a broker/dealer by Banque de France in April 2001.

Numerous changes in the operation of the businesses of Laidlaw Global Corporation occurred during fiscal year 2001.The interest in H&R Acquisition Corp. was sold on December 26, 2001 pursuant to a Stock Purchase Agreement dated December 21, 2001. Accordingly, the information for fiscal 2001 for H & R Acquisition Corp. pertains to the period January 1 to December 26, 2001. Westminster Securities Corporation, a NYSE member firm acquired by Laidlaw on July 1, 1999, was sold on June 12, 2001. The sale of Westminster Securities Corporation was completed pursuant to the Amended and Restated Stock Purchase Agreement dated June 7, 2001. The Agreement stipulated that the transactions shall be treated solely for tax and financial reporting purposes as having an effective date of May 31, 2001. Accordingly, the information for fiscal 2001 for Westminster incorporated in this report pertains to the five months ended May 31, 2001. Globeshare, Inc., filed for withdrawal of its registration as a broker/dealer with the NASD on November 20, 2001. The operations and customer accounts of the on-line broker were transferred to Laidlaw Global Securities on October 5, 2001 after duly informing the customers. After September 11, 2001, the European market, an essential part of the business generated by the French subsidiary Laidlaw International, deteriorated and has not recovered as promptly as the U.S. markets. In early February, 2002, the French Commission Bancaire demanded a capital increase of 2 million Euros in order to maintain the French subsidiary in compliance with French Net Capital Regulations. Laidlaw Global Corporation had to make a hard decision since it could not support its European operations while keeping adequate capital for the U.S. operations. With a very short deadline imposed by the French regulatory authority, Laidlaw Global Corporation determined not to provide the additional capital and this resulted in the nomination of an Administrator for Laidlaw International by the Commission Bancaire. Effective April 11, 2002, the French Administrator committed to a process of liquidation. Accordingly the Company recognized a loss as of December 31, 2001 from the write off of all its investment in the French subsidiary amounting to $634,562.

Market fluctuations in both U.S. and overseas markets, as well as general global economic factors have and may continue to significantly affect Laidlaw's operations. These factors include economic and market conditions; the availability of capital; the availability of credit; the level and volatility of equity prices and interest rates; currency values and other market indices; and technological changes and events. The increased use of the Internet for securities trading and investment services are important factors that may affect Laidlaw's operations. Inflation and the fear of inflation as well as investor sentiment and legislative and regulatory developments will continue to affect the business conditions in which our industry operates. Such factors may also have an impact on Laidlaw's ability to achieve its strategic objectives on a global basis, including growth in assets under management, global investment banking and brokerage service activities.

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

Laidlaw's results of operations also may be materially affected by competitive factors. Recent and continuing global convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations even though Laidlaw's strategy has been to position itself in markets where it believes it has an advantage over its competition due to strong local connections and access to foreign brokerage firms and investors. Laidlaw, though global in its scope, sees itself as becoming a local player throughout the world. Revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. Laidlaw intends to manage its businesses for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the global financial services industry through diversification of its revenue sources and enhancement of its global franchise. Laidlaw's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing technological updates and innovation, and carefully managing risks in all the securities markets in which it is involved. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for Laidlaw to remain profitable and competitive.

Laidlaw believes that the technological advancements in the internet and the growth of electronic commerce in recent years will continue to present both challenges and opportunities to the Company. Laidlaw gives special importance to innovations in this field, which have and will continue to lead to significant changes in the financial markets and financial services industry as a whole.

Global Economic and Market Developments in Fiscal 2001

Global market and economic conditions in fiscal 2001 were significantly less favorable compared with those experienced during the prior fiscal year. Early in the year, activity overseas was depressed by increasing oil prices, the global slump in the high-tech sector, and spillover from the U.S. economic slowdown. Most global economies experienced higher levels of unemployment and lower levels of industrial production. When compared to the prior fiscal year, overall stock indexes in the foreign industrial countries generally declined and stock prices in emerging market economies were generally quite weak. The September terrorist attacks further magnified economic uncertainty. In response to the notable weakness in economic activity, monetary authorities in the major industrial countries eased policy throughout the year. It is currently unpredictable when these market and economic conditions will improve.

In Europe, the level of business and consumer confidence, which remained relatively strong during the first quarter of fiscal 2001, slowed noticeably during the balance of the fiscal period and as compared to the more rapid rates seen early in fiscal 2000. The levels of employment and industrial production decreased steadily starting the second quarter of fiscal 2001. In early May, the European Central Bank (the ECB), which had raised interest rates within the European Union (the EU) by an aggregate of 1.75 percentage points during fiscal 2000, surprised the markets with a 25 basis points reduction of its interest rates on concerns of increasing indications of slowing economic growth within the EU, and the impact of the overall slowdown in global economic activity. Since there remained much uncertainty as to the region's future growth prospects in light of slower U. S. economic performance and a weakened global economy, the ECB lowered the benchmark interest rate within the EU by an additional 125 basis points during the rest of fiscal 2001.

In the U.S., the slowdown in the growth of economic activity that had become apparent in late 2000 intensified in 2001. Although the level of consumer spending remained steady for most of fiscal 2001, the rate of U.S. economic growth declined significantly and turned in its weakest performance in a decade. Businesses slashed investment spending, making markedly deep cuts in outlays for high technology equipment, in response to weakening demand and declining profits. As sales deteriorated, the manufacturing sector struggled with uncomfortably high levels of inventories, and the accompanying declines in manufacturing output steepened. The reduced economic activity, coupled with lower corporate earnings and uncertainty about future business prospects, led to higher levels of unemployment and decreased consumer confidence. These conditions, as well as the reduction in the level of overall global economic activity, contributed to the declines experienced by U.S. equity markets. The devastating events of September 11, 2001 further set back an already fragile economy. Heightened uncertainty and badly shaken confidence caused a widespread pullback from economic activity and from risk-taking in financial markets. In response to these conditions, during fiscal 2001 the Federal Reserve Board (the "Fed") aggressively reduced interest rates in order to stimulate economic activity and to avoid a recession. In 12 separate actions, the Fed lowered both the overnight lending rate and the discount rate by an aggregate of 4.75%. This series of interest rate cuts represents one of the most profound monetary policy relief programs on record. On some signs that the economy was beginning to mend, the Fed decided not to make any further rate cutbacks during the first quarter of fiscal 2002.

These uncertain and turbulent market and economic environment adversely affected Laidlaw's fiscal 2001 results of operations, as the net income for each of its two business segments (brokerage and asset management) declined from the levels in fiscal 2000. The Company's brokerage business recorded lower revenues from its investment banking, institutional sales and trading, and individual securities activities in fiscal 2001 as compared with fiscal 2000. The decline in revenues in the Company's asset management business reflected a decrease in customer assets under management and supervision .

As economic growth and profits weakened, capital spending decelerated sharply as many companies responded by changing their focus from expansion to cost reduction. Accordingly, revenues from mergers and acquisitions transactions fell significantly during fiscal 2001 as compared with fiscal 2000.

The markets for the underwriting of securities also were negatively impacted by the generally volatile market and economic conditions that existed during fiscal 2001. The considerable drop in valuations in some sectors and the elevated volatility of equity price movements caused the pace of initial public offerings to slow markedly over the year. The slowdown was particularly evident in the technology sector. In total, the dollar amount of initial public offerings by domestic non-financial companies tapered off in the fourth quarter to its lowest level in two years. This adverse economic climate has negatively affected Laidlaw's subsidiaries and the revenues generated from investment banking activities.

The Board of Directors has continued its efforts to position Laidlaw in new markets and ventures, while trying to optimize the business structure of Laidlaw. These efforts have included the sale and closing of subsidiaries, where it was determined that such efforts were in the best interest of the company as a whole. Management continues to focus its activities in areas that take into consideration the operational structure of Laidlaw and the need to allocate resources efficiently giving priority to ventures that can reasonably be expected to self-finance on a short term basis.

Sale of Subsidiaries

Pursuant to an Amended and Restated Stock Purchase Agreement dated June 7, 2001 (the "Transaction"), Laidlaw sold all of its common stock holdings in Westminster Securities Corp. The consideration consisted of: Prepayment of $600,000 in indebtedness of Westminster to the Company; payment of $100,000 in cash at the closing of the Transaction; and payment of $300,000 plus interest at 10% per annum payable in two installments of principal of $150,000 and interest due on April 19, 2002 and April 19, 2003; and transfer to the Company of the 4,500,000 shares of the Company's common stock valued at $1,890,000. The Company recorded a loss of $1,611,072 pursuant to this transaction which represents a write-down of the Company's investment in Westminster to net realizable value.

Pursuant to a Stock Purchase Agreement dated December 21, 2002, the Company sold its common stock interest in HRAC, the parent company of Howe & Rusling, Inc., a money management firm, to Third Security Management, Inc.("3rd Security"). Consideration consisted of $5 million in cash which was received in December, 2001 with the balance of the sale proceeds of $2,289,000, subject to certain post-closing adjustments, was to be paid on or prior to April 1, 2002, in accordance with a promissory note issued by 3rd Security. Although no claims were asserted prior to December 31, 2001, 3rd Security did raise claims for offsets as provided by the Stock Purchase Agreement, which were settled by the Company. After credit for offsets the Company received $1,915,000 in March 2002 as the final payment of the purchase price. The Company recognized a gain on the sale of HRAC of $4,557,606, after giving effect to the aforementioned offsets.

David Bottoms, an investment manager with whom the Company had a previous relationship, also sold his entire interest in HRAC at the same time as the Company. The Company was able to secure the services of Mr. Bottoms as a consultant for 3 years at an annual fee of $100,000 to assist in the rebuilding and restructuring of the investment management business of the Company.

In connection with the closing down the operations of GGI, holders of shares of GGI who were not affiliates of Laidlaw were given the opportunity to exchange their GGI shares for shares of Laidlaw on a one for one basis and holders of 1,126,759 shares accepted the offer. Affiliates or former affiliates of Laidlaw were given an opportunity to exchange their GGI shares for shares of Laidlaw on a less favorable basis and 9,620,004 shares were exchanged for 4,500,000 shares of Laidlaw. During the period January 1, 2002 through April 30, 2002, an additional 263,477 shares of GGI were exchanged for a like number of shares of Laidlaw. In 2001, the Company recognized a charge to operations of $1,271,420 representing the fair value of the Company's common stock issued in the exchange. Also during 2001, an asset write-down in the amount $2,353,127 was recorded to adjust Globeshare's investment in computer hardware and customized application software to their estimated net realizable value.

Results of Operations for the Years Ended December 31, 2001 and 2000

Laidlaw posted a loss of $11.2 million in fiscal 2001, compared to the net loss of $5.7 million in fiscal 2000. This increase in net loss is due to the adverse economic conditions experienced both domestically and internationally. Globally, the foreign markets overall experienced a decline during the second half of 2000, which continued to deteriorate during fiscal 2001. Generally weak stock prices in emerging markets, coupled with low trading volume, adversely affected Laidlaw.

Domestically, the steep decline of NASDAQ had a great impact on Laidlaw, as its institutional clients focused their investments in the technology sector. The combination of sharp reduction in commission revenues from overseas markets, the drop in volume received from institutional investors, the write down of the value of the assets of Globeshare Group, Inc., Westminster Securities, Inc., and Laidlaw International, S.A. have resulted in a charge aggregating approximately $4.6 million in 2001. The net loss as reported is net of the gain from the sale of the H & R Acquisition Corp. amounting to approximately $4.6 million.

Basic and diluted loss per common share was $.43 in 2001 compared to a basic and diluted loss per share of $.21 in 2000.

Operations of three subsidiaries, Laidlaw Global Securities, Inc. Globeshare Group, Inc., and Laidlaw International, S.A., significantly contributed to the loss incurred during fiscal 2001. Laidlaw Global Securities, Inc. saw a sharp decrease in its commissions volume strictly related to the market performance of the emerging global markets and the NASDAQ market in the U.S. Globeshare Group, Inc. presented a particularly difficult problem for the group due to the high cost of technological development still required at a time of sharp reduction of the commissions volume generated in light of the reduction in commissions resulting from financials markets that have consistently moved down since March 2000. The operations of Globeshare in fiscal 2001 resulted in a net loss to the Company of approximately $6.9 million. The market for electronic brokerage services over the Internet is rapidly evolving and intensely competitive. In view of the losses realized in the first three quarters of 2001 and in fiscal year 2000, management at Globeshare Group, Inc. decided to cease the operations of its broker-dealer subsidiary Globeshare, Inc. effective October 5, 2001. An agreement was executed between Laidlaw Global Securities, Inc. and Globeshare, Inc. wherein Globeshare - division of Laidlaw Global Securities assumed the customer accounts of Globeshare, Inc. On November 20, 2001, Globeshare, Inc. applied for a withdrawal of its broker-dealer license with the Securities and Exchange Commission. The French subsidiary Laidlaw International incurred a net loss of $1,776,805, primarily due to the sharp decline in the European equities market and the initial costs of launching its operations and has been abandoned.

Laidlaw's income is derived form its operation in two principal segments of the financial services industry, namely asset management and brokerage activities. Income from those activities is summarized as follows.

Brokerage commission revenues which represent 43% and 47% of total revenues for the fiscal years 2001 and 2000, respectively, are geographically categorized as follows:

For the year ended December 31, 2001, revenues of $280,071 were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S. institutional customers in foreign markets and revenues of $4,886,641 were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. Globeshare generated revenues of $898,995 from online trading with U.S. and overseas customers. Laidlaw International generated revenues of $1,065,254 from the transactions in the French market and other European Union countries, in particular, the German market.

Asset Management fees from Howe & Rusling and partly from Laidlaw Global Securities amount to $4,922,170 and $5,517,140 for the years ended December 31, 2001 and December 31, 2000, respectively, which represent 30% and 23% the Company's revenue for the respective periods. Corporate finance fees of Laidlaw Global Securities amount to $208,436 and $1,845,693 for the years ended December 31, 2001 and December 31, 2000, respectively, which represent 1% and 8% of the Company's revenue for the respective periods. Trading profit of Laidlaw Global Securities, Laidlaw International, S.A. and Westminster amount to $3,652,317 for the year ended December 31, 2001, which represents 22% of the Company's revenue. Trading profit of Laidlaw Global Securities and Westminster amount to $4,060,809 for the year ended December 31, 2000, which represents 17% of the Company's revenue. Other revenue, which consists principally of interest income and rebates on securities trades, amount to $579,301 and $1,228,143 for the years ended December 31, 2001 and December 31, 2000, respectively, which represent 3% and 5% of the Company's revenue for the respective periods.

Income from sale of subsidiary amounting to $4,557,606 represents the gain from the sale of the H & R Acquisition Corp. subsidiary in December, 2001.

In the future Laidlaw will aim at diversifying its commission revenues by generating a large portion of its revenues from an expanded retail customer business in Laidlaw Global Securities.

Salaries and other employee costs for the year ended December 31, 2001 increased to $8.9 million from $8.8 million for the year ended December 31, 2000. The increase in this expense for the year primarily relates to the compensation recognized pertinent to stock options and the salaries incurred by the Laidlaw International subsidiary starting April, 2001. The increase was offset substantially by the reduction of personnel in the Laidlaw Global Securities and Globeshare subsidiaries, the retirement of a key officer in Howe and Rusling, Inc., and reduction in this expense effective June, 2001 resulting from the sale of Westminster.

As more fully described under the heading Recent Developments, the Company recorded a charge of $754,714 in connection with its stock option plan, as compensation expense for repriced options with a corresponding increase to additional paid-in capital.

Commissions expense for the year ended December 31, 2001 decreased to $4.6 million from $6.7 million for the year ended December 31, 2000. The decrease is attributable to the decrease in commission revenue.

Clearing expenses for the year ended December 31, 2001 increased to $1.8 million from $1.7 million for the year ended December 31, 2000. Clearing expenses, which primarily consist of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the increase due to the transactions of the Laidlaw International subsidiary starting April, 2001. The increase was, however, offset to some extent by the reduction in such expenses related to the decline in commission revenue.

Rent and utility expenses for the year ended December 31, 2001 increased to $1.6 million from $1.5 million for the year ended December 31, 2000. Rent and utility expenses include cost of leasing office space and space with our Internet service provider. The increase is primarily attributable to the fact that the Globeshare subsidiary had incurred these expenses starting only in May, 2000 and to the expense incurred by the newly established Laidlaw International S.A. subsidiary. The increase was reduced partially by the rental income received from Westminster Securities Corp. starting June, 2001.

Depreciation and amortization expenses for the year ended December 31, 2001 increased to $2.2 million from $1.7 for the year ended December 31, 2000. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, increased primarily due to the increment in such expenses related to the technology infrastructure developed for Globeshare Inc.

Client-related marketing expenses for the year ended December 31, 2001 decreased to $0.4 million from $1.2 million for the year ended December 31, 2000. The decrease in client-related marketing expenses resulted from the efforts of management in reducing costs in developing strategic alliances in promoting brand name recognition for Laidlaw and Globeshare.

Travel and entertainment expenses for the year ended December 31, 2001 decreased to $0.4 million from $0.8 million for the year ended December 31, 2000. The decrease in travel and entertainment expenses are also attributed to the efforts of management to minimize costs in light of the difficult market conditions that continually persist in 2001.

Professional fees for the year ended December 31, 2001 increased minimally to $2.12 million from $2.10 million for the year ended December 31, 2000. The increase in accounting fees and legal fees pertinent to the efforts of management in negotiating funding for the firm and to the sale of assets and subsidiaries was offset by the reduction of the fees paid to public relations firms, and fees paid to outside technical consultants and an executive recruitment firm. Fewer additional SEC filings were made other than the regular quarterly and annual audited reports.

Dues and assessments for the year ended December 31, 2001 decreased to $0.5 million from $0.8 million for the year ended December 31, 2000. The decrease in dues and assessments resulted from reduction of the registration fees paid to the NASD and the various states by Laidlaw Global Securities with the resignation of certain personnel and from the diminished state corporate income taxes. The sale of the Westminster subsidiary also contributed to the reduction of dues effective the month of June, 2001. The decrease, however, was partially offset by the increase in dues and assessments paid by Laidlaw International.

Communications and information systems expenses for the year ended December 31, 2001 decreased to $1.8 million from $2.4 million for the year ended December 31, 2000. Communications and information systems expenses, which include telephone, quotes and other information costs, decreased due to the reduction of services with the cessation of operations of Globeshare, Inc. in October, 2001 and the sale of Westminster Securities effected in June, 2001. The decrease was partially offset by the increment in such expenses related to the operations Laidlaw International.

Interest expense for the year ended December 31, 2001 increased to $0.7 million from $0.4 million for the year ended December 31, 2000. The increase in interest expense resulted from lease contracts entered into with computer hardware and Internet infrastructure providers for Globeshare Inc. and from the financing obtained in fiscal 2001 for the operational funds of the Company. The increase in interest expense was partially offset, however, by the decrease which resulted from the reduction in the inventory positions of the Westminster subsidiary in 2001, thereby lowering the carrying cost charged by its clearing broker.

A provision for doubtful accounts of $0.6 million was recorded for the year ended December 31, 2001 to provide for certain receivables from customers which have become doubtful of collection and to write off receivables that are deemed uncollectible.

As previously reported in the Current Report on Form 8-K of the Company dated June 13, 2001, the sale of Westminster closed in escrow on June 12, 2001, the documents and consideration were released from escrow on June 13, 2001, and the parties agreed to treat May 31, 2001 as the effective date of the transaction for financial purposes. The Company recognized a loss of $1.6 million representing a write-down of the Company's investment in Westminster to net realizable value.

Pertinent to the abandonment of the operations of Laidlaw International, S.A. in 2002 (see Recent Developments), the Company recognized a loss of $0.7 million for fiscal 2001 to write off the value of the investment in the subsidiary.

As previously reported in the Current Report on Form 8-K of the Company dated December 4, 2001, the sale of H & R Acquisition Corp. was closed on December 21, 2001. All transaction documents were held in escrow to December 26, 2001 when the transfer of the initial price was finalized. The parties agreed to treat December 26, 2001 as the effective date of the transaction for financial purposes. The Company recognized a gain of $4.6 million as a result of the sale and after deducting offsets from the final payment received in March, 2002.

During 2001, an asset write down in the amount of $2.35 million was required to adjust the investment of the Globeshare Group, Inc. subsidiary in computer hardware and customized application software to their estimated net realizable value.

A charge of $1.3 million was recognized in fiscal 2001 pertinent to the exchange of the shares Globeshare Group, Inc. for shares of Laidlaw.

All other expenses for the year ended December 31, 2001 decreased to $1.8 million from $2.2 million for the year ended December 31, 2000. These expenses consist, among other things, of office supplies, amortization of goodwill, insurance, and other miscellaneous expenses. The decrease in these expenses, net of the increase in these expenses related to the Laidlaw International subsidiary operations, resulted from the reduced cost of operations stemming from the contraction in the volume of operations, the cessation of operations of Globeshare, Inc. and the sale of Westminster effected on May 31, 2001.

Liquidity and Capital Resources

The Company has incurred an increase in net loss for the year ended December 31, 2001. As a result, the Company has continued to experience cash flow problems. Although the Company believes that it will have the resources to maintain its operations through cost control measures which have been instituted, cash flow from continuing growth of operations, and financial support from existing shareholders which has been promised orally, the Company may need to seek additional infusions of capital. Management is in discussion with prospective investors to furnish such capital, but no definitive purchase agreements have been executed and there is no assurance that we will be able to finalize such an agreement.

In addition to the funding through private financing, the Company's strategic plan to achieve profitability and liquidity focuses on the following:

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

o Brokerage: A focal point of our strategic incentive is to restructure and build our brokerage base. Laidlaw will focus on the addition of new brokers in Laidlaw Global Securities and increase the potential of attracting high net worth retail and institutional sales producers.

If the cash flow problems continue and we are unable to obtain financing from the sale of our equity and/or debt securities, the ability of the Company to implement its strategic plan and continue the current levels of its operations will be impaired.

The Balance Sheet

The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share. The purpose of illustrating these ratios is to indicate the liquidity and financial position of Laidlaw for the year ended December 31, 2001 despite the net loss incurred on a year to date basis. The decrease in total assets as of December 31, 2001 compared to those as of December 31, 2000 attributed mainly to the loss sustained for the year, the write off of the fixed assets of the Globeshare Group, Inc subsidiary and the disposition of Westminster Securities and H & R Acquisition Corp. subsidiaries.

                                                As of               As of
                                            December 2001       December 2000
                                                  (in $ except for ratios)

        Adjusted Assets (1)                   6,646,118           22,770,577
        Leverage Ratio (2)                         3.76                 2.31
        Adjusted Leverage Ratio (3)                3.76                 2.31
        Book value per share (4)                    .06                 0.36

(1)  Adjusted assets represent total assets.

(2)  Leverage ratio equals total assets divided by equity capital.

(3)  Adjusted leverage ratio equals adjusted assets divided by equity capital.

(4) Book value per share was based on common shares outstanding at December 31, 2001 and 2000.

Item 7. Financial Statements.

     In response to this Item, financial information contained on pages 39 to 68 of this Annual Report for the year ended December 31, 2001 is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

     Our former independent accountant Grant Thornton ("Grant") resigned on March 5, 2002. On March 11, 2002, we engaged Richard A. Eisner & Company, LLP ("Eisner") as our new independent accountants for fiscal year ended December 31, 2001. The resignation came about as a result of questions with respect to the cancellation and pricing of options of Laidlaw that were raised by Grant in late 2001. For fiscal years ended December 31, 2000 and 1999, there were no disagreements between us and Grant in connection with our financial reports. Further, the reports did not contain any adverse opinion nor were they qualified as to uncertainty, audit scope or accounting principles.

     In connection with the cancellation and repricing of stock options of Laidlaw, Grant determined that they could no longer rely on the representations of management and were unwilling to be associated with the financial statements prepared by management. In addition, they believed that our internal controls were materially deficient with respect to reporting corporate actions accurately. An independent director and special counsel discussed the matter with Grant and submitted reports concluding that no unlawful or deceptive practice, or fraudulent conduct was engaged in any time by our Company, its officers or board members. The reports did recommend changes in procedural controls which have been implemented. We authorized Grant to fully respond to inquiries of Eisner regarding the cancellation and pricing of the stock options at issue.

PART II

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers

Name                       Age       Position
----                       ---       --------
Larry D. Horner**          67        Chairman of the Board and Director

Roger Bendelac             45        Chairman, Chief Executive Officer,
                                        Secretary and Director

Jean-Marc Beaujolin        57        Director

Philip Connor III***       40        Director

Carlos C. Campbell         64        Director

Harit Jolly                41        President, Chief Operating Officer,
                                        and Director

Jack Tacaks                55        Director

Michael McCraw             50        Director

John P. O'Shea*            45        Director

Marc Riez****              38        Director

Arthur James Niebauer*     43        Director

*    Resigned effective April 11, 2001.
**   Resigned effective December, 2001.
***  Resigned effective January, 2002.
**** Resigned effective February, 2002.

          ROGER BENDELAC has been Chairman since April 2001. He has also been the Chief Executive Officer since October 2000. He has served as Secretary and Director of the Company since June 1999. He served as the Chief Financial Officer from June 1999 to September 2000. From July 1998 to November 1999, Mr. Bendelac served as Chief Financial Officer, Secretary and as a Member of the Board of Laidlaw Holdings. He has also served as an executive officer and a director of Laidlaw Global Securities since March 1999 and as President and Chief Financial Officer of Globeshare Group, Inc. from its inception in February of 1999 to June 2001.

               From 1989 to 1997, Mr. Bendelac served as an investment executive with Westminster Securities Corporation. Simultaneously from 1988 to 1991, Mr. Bendelac served as the Co- Chairman and Chief Executive officer of REB Futures, Inc., a then CFTC -NFA registered Commodity Pool Operator and Commodity Trading Advisor.

               Prior to that Mr. Bendelac was a Senior Vice President in the International Department of Shearson Lehman Hutton, Inc. and a Senior Vice President for Sales at Oppenheimer & Co., Inc. Mr. Bendelac is a Graduate of the Institut d'Etudes Politiques of the Univerisity of Paris, France and of the Columbia Graduate School of Business in New York where he obtained an M.B.A. with a major in Finance and International Business in May 1980.

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

     Carlos C. Campbell currently operates a consulting business in Reston, Virginia and serves on the Board of Directors for Resource America, Inc. and Pico Holdings, Inc., both NASDAQ companies. He also serves on the Board of Directors for the Board of Advisors for Passport Health, Inc. He has previously served on the Board of Directors for Dominion Bank, Graphic Scanning, Inc., both NYSE companies, Cataract, Inc., Computer Dynamics, Inc., SENSYS, Inc. and numerous other corporations. In 1981, Mr. Campbell was appointed by President Ronald Reagan as the Assistant Secretary of Commerce for Economic Development with the U.S. Department of Commerce. He represented President Reagan as his Envoy to the State Funeral of King Sobhuza II of Swaziland. He served as the White House Urban Policy Task Force and the President's Counsel on Integrity and Efficiency, and as a Member of the U.S. Department of the Treasury Task Force on Debt Management. He led numerous Trade Delegations and participated in forums in Europe, Africa, the Caribbean and South America. He also held positions as the alternate U.S. Executive Director, Inter-American Development Bank, Special Assistant, U.S. Department of Housing and Urban Development, and Deputy Assistant Administrator for Resources Development, American Bicentennial Administration. He has visited over thirty-six nations. During the nine years of active service as a Naval Aviator and Intelligence Officer, he achieved the rank of Lieutenant Commander and acquired over 1,000 flight hours in Pacific area Patrol Squadrons. He also served with the Defense Intelligence Agency Headquarters in Washington, D.C. Mr. Campbell has a Master of City and Regional Planning from Catholic University, a diploma in Engineering Science from the U.S. Naval Post Graduate School and B.S. from Michigan State University. He also completed a seminar in Professional Public Management conducted by the Harvard Graduate School of Business and the Kennedy School of Government. He is the author of New Towns, Another Way to Live, a 1976 Book-of-the-Month Club selection, and over 100 articles published in newspapers and magazines. Mr. Campbell is a licensed pilot and sailor.

     Jack Takacs joined Pacific USA in June, 2001 as its Chief Executive Officer. He directs all U.S. operations and coordinates the activities of Pacific USA with each operating subsidiary. Mr. Takacs was a Partner and Managing Director of Stone Pine Companies, a principal investor, private equity money manager and fund administrator. Mr. Takacs directed the activities of Stone Finance in structured finance and consumer receivables securitizations. Mr. Takacs was also Director of Corporate Finance for Cornerstone Partners, a subsidiary of GKM, a New York Stock Exchange member firm. Over his career with various entities, Mr. Takacs has placed in excess of $8 billion debt and equity securities in a variety of real estate, corporate finance and consumer finance transactions.

     Michael McCraw is currently President of Pacific USA. He was appointed Chief Operating Officer in 2001 and has been the Chief Operating Officer since 1989. Additionally, from 1995 to 2000, he served as President and Chief Operating Officer of Pacific Realty Group ("PRG") and Chairman of Newmark Homes Corp., a PRG subsidiary. Mr. McCraw was employed with KPMG Peat Marwich, LLP from 1974 to 1989.

     Harit Jolly joined the Company in August, 1998 and has served as its President and Chief Operating Officer since April, 2001. From 1992 to 1996, he held various positions at H.J. Meyers & Co. and was their Director of Research when he left the firm. Prior to joining H.J. Meyers, he served in various capacities with the Value Line Group and was a Senior Equities Analyst when he left the firm in 1992. Mr. Jolly is also the founder of and Director of Funds 99, LLC, the General Partner of an investment partnership investing in the capital markets of India. Mr. Jolly is a graduate of the Indian Institute of Technology, Kharagpur, India. He earned a graduate degree in Management from the Georgia Institute of Technology.

Committees on the Board

      The Board of Directors has established a Stock Option Committee, composed of David Cohen, an independent party, and Jean-Marc Beaujolin, an indedpendent director of Laidlaw, who are responsible for administering the Laidlaw 1999 Omnibus Plan. The members of the Stock Option Committee are no longer eligible to participate in the Omnibus Plan and qualify as disinterested persons for purposes of Rule 16b-3(c)(2)(i) of the Exchange Act.

     The Board of Directors has established a Compensation Committee, composed of Messrs. Roger Bendelac, Jean-Marc Beaujolin and Carlos Campbell. The Compensation Committee is responsible for determining the compensation to the Company's Officers and Directors.

     The Board of Directors has also established an Audit Committee, composed of Messrs. Carlos Campbell, a director of the Company, and David Cohen, of counsel to the law firm of Herzfeld & Rubin, P.C. The Audit Committee is responsible for reviewing the results and scope of the audit and other services provided by the Company's independent auditors as well as review accounting and control procedures and policies. The Audit Committee held its first meeting on March 7, 2000 to adopt its written charter, a copy of which is annexed hereto. The Audit Committee also discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented, received written disclosures and letters from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as may be modified or supplemented, and discussed the independent auditor's independence. At the meeting, the members of the Audit Committee and the independent auditors determined that the members of the Audit Committee are independent as such term is defined under Section 121(A) of The American Stock Exchange listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

     The following persons and entities have previously filed a Form 3 with the Commission. However, each such person and entity did not file such form on a timely basis as required by section 16(a) of the Exchange Act during the most recent fiscal year:

     Harit Jolly - Director

     While Pacific USA Holdings Corp. has filed an appropriate Form 3 with the Commission, Messrs. Takacs and McCraw, officers of Pacific USA have not filed Form 3s in their capacities as directors of the Company.

Item 10. Executive Compensation.

Summary Compensation

     The following table sets forth the cash compensation paid by the company to executive officers who received compensation in excess of $100,000 during fiscal years 2001, 2000, and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                      Annual Compensation                       Awards       Payouts
                                                                              Securities       LTIP         All Other
Name and Principal                                Salary         Bonus        Underlying     Payouts      Compensation
Position                              Year          ($)            ($)        Options (#)       ($)            ($)
--------                              ----          ---            ---        -----------       ---            ---
Roger Bendelac, Chairman, Chief
Executive Officer, and Secretary      2001        130,000            --           50,000         --            7,577
                                      2000        165,000        30,000          150,000         --           52,907
                                      1999        101,250        98,000           62,700         --          177,067

Harit Jolly, President and Chief
Operating Officer                     2001        112,708            --           50,000         --               --
                                      2000        100,333        30,000          100,000         --               --
                                      1999         82,062        32,500               --         --               --

Anastasio Carayannis *                2000        138,750            --               --                     170,157
                                      1999        175,000       302,000           62,700         --          629,469

Daniel Bendelac **                    2000        165,000        19,526          100,000         --               --
                                      1999        150,000       134,103           62,700         --               --

     Bonuses awarded in 1999 were accrued in December 1999 and paid in January 2000. All other compensation was earned from commissions generated by the Laidlaw Global Securities business.

* Resigned as Chairman of the Board and Chief Executive Officer on September 15, 2000.
**   Deceased December, 2000.

Options Granted

      The following table sets forth information with respect to stock options granted between May 15, 1997 and April 30, 2002 to executive officers of Laidlaw and its subsidiaries.

                                 OPTIONS GRANTED

                                           Percentage of
                                           Total Options                                        Potential Realizable
                                           Granted to                                           Value at Assumed
                           Number of       Employees in the                                     Annual Rates of Stock
                           Securities      period beginning     Exercise                        Price Appreciation for
                           Underlying      May 15, 1997 and     Price Per                       Option Terms(3),(4)
                           Options         ended April 30,      Share(4)       Expiration
Name                       Granted(1)      2002(2)              ($)            Date              5%($)       10%($)
----                       ----------      -------              ---            ----              -----       ------
Roger Bendelac             225,000         3.00%                 .25            1/15/03             --           --

                            62,700          .83%                 .25            5/28/04             --           --

                           150,000         2.00%                 .25            8/22/05             --        2,950

                            50,000          .67%                 .25            1/02/06             --        1,400

Harit Jolly                  9,000          .12%                 .25            7/15/03             --           --

                           100,000         1.33%                 .25            8/22/05             --        1,967

                            50,000          .67%                 .25           01/02/06             --        1,400

----------
(1) Such options are incentive options granted pursuant to and in accordance with the Company's Stock Option Plan.

(2) Based on an aggregate of 7,500,250 options granted to employees during the period beginning May 15, 1997 and ending April 30, 2002.

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

(4) On October 1, 2001, all outstanding options were repriced to $.25 and the fair market value of the common stock on that date was $.19.

Aggregate Option Exercises and Option Values

     The following table sets forth information as of April 30, 2002 with respect to exercisable and unexercisable stock options held by the executive officers of Laidlaw and its subsidiaries.

                 AGGREGATE OPTION EXERCISES AS OF APRIL 30, 2002

                                                                  Number of Securities        Value of Unexercised
                                                                  Underlying Unexercised      In-the-Money Options at
                               Shares                             Options at April 30,        April 30, 2002
                               Acquired on     Value Realized     2002 Exercisable /          Exercisable /
 Name                          Exercise (#)    ($)                Unexercisable               Unexercisable
-----                          ------------    ------             -------------               -------------
Roger Bendelac                      --         --                  487,700 / 0                    --

Harit Jolly                         --         --                  159,000 / 0                    --

Executive Officer Employment Agreements

In July of 2001, we entered into a 3 year employment agreement with Mr. Bendelac. The agreement provided for an annual base salary of $165,000 (increasing to $200,000 if the we successfully complete a debt or equity funding of a least $3,000,000). In addition to the base salary, Mr. Bendelac shall receive a minimum annual performance bonus of the greater of $25,000 or 3% of the our net income. Mr. Bendelac shall also receive a 40% payout on all commissions generated from his customer accounts. Mr. Bendelac is eligible to participate in all our employee benefit plans. During the term of the employment agreement Mr. Bendelac shall be reimbursed for his reasonable business expenses. Mr. Bendelac has agreed not to compete with us during the term of employment. The agreement includes customary provisions entitling us to terminate the executive's employment for cause or upon incapacitation or extended disability of the executive. The employment agreement also includes customary provisions to protect our confidential information and ensure that we will own, among other things, customer lists, products and pricing and financing techniques.

In July of 2001, we entered into a 3 year employment agreement with Mr. Jolly. The agreement provided for an annual base salary of $125,000 (increasing to $150,000 if the we successfully complete a debt or equity funding of a least $3,000,000). In addition to the base salary, Mr. Jolly shall receive a minimum annual performance bonus of the greater of $25,000 or 10% of the our net income. Mr. Jolly is eligible to participate in all our employee benefit plans. During the term of the employment agreement Mr. Jolly shall be reimbursed for his reasonable business expenses. Mr. Jolly has agreed not to compete with us during the term of employment. The agreement includes customary provisions entitling us to terminate the executive's employment for cause or upon incapacitation or extended disability of the executive. The employment agreement also includes customary provisions to protect our confidential information and ensure that we will own, among other things, customer lists, products and pricing and financing techniques.

Item 11. Security Ownership of Certain Beneficial Owners and Management.

     The following table sets forth certain information regarding beneficial ownership of Laidlaw's common stock as of April 30, 2002 by (i) each person known by Laidlaw to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of Laidlaw; (iii) each executive officer of Laidlaw; and (iv) all executive officers and directors of Laidlaw as a group.

                                   Number of Shares         Percentage of Common Equity
Name of Beneficial Owner           Beneficially Owned(1)    Beneficially Owned(2)
------------------------           ---------------------    ---------------------
PUSA Investment Company(3)                8,341,983                     29.58%

Pacific USA Holdings Corp.(3)             9,791,983                     33.25%

Europ Continents Holding(4)                 976,516                      3.46%

Roger Bendelac(5)                           487,700                      1.70%

Roger Bendelac Family L.P.(5)             1,743,150                      6.18%

Jean-Marc Beaujolin(6)(4)                         0                        --

Harit Jolly(8)                            1,186,000                      4.18%

Grand Agency International(4)             1,100,000                      3.91%

Philip Connor III(9)                      2,072,000                      7.19%

Carlos Campbell                                   0                         0%

Jack Takacs(7)                                    0                         0%

Michael McCraw(7)                                 0                         0%

All Directors and Executive
Officers as a Group                       1,941,700                      6.69%

----------
(1) Beneficial ownership is determined in accordance with the rules of the Commission. In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities. For purposes of this table, shares subject to the Common Stock Purchase Warrants and options exercisable within 60 days of March 31, 2002 are considered as beneficially owned by the person holding such securities. To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors and executive officers and 5% stockholders in this table is as follows: Laidlaw Global Corporation, 100 Park Avenue, New York, New York 10017.

(2) Percentage beneficially owned is based upon 28,201,465 shares of common stock issued and outstanding as of April 30, 2002 including 3,308,856 shares of common stock issuable upon exercise of outstanding warrants and employee stock options including: (a) 1,544,454 Common Stock Purchase Warrants; and (d) 1,764,402 employee stock options exercisable within 60 days of April 30, 2002.

(3) The address for PUSA Investment Company is 2740 North Dallas Parkway, Suite 200, Plano, Texas 75093. PUSA Investment Company is a subsidiary of Pacific USA Holdings Corp. Pacific USA Holdings Corp. beneficial ownership includes the 8,341,983 common shares held by PUSA Investment Company.

(4) The address for Europ Continents Holding is 5 rue C.M. Spoo L-2546 Luxembourg. Jean-Marc Beaujolin, a director of Laidlaw, is also the Chairman of the Board of Directors of Europ Continents Holding and is affiliated with Grand Agency International.

(5) Includes 487,700 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2002. Roger Bendelac disclaims a beneficial interest in the shares owned by Roger Bendelac Family L.P.

(6)  The address for Jean-Marc Beaujolin is 5 rue C.M. Spoo L-2546 Luxembourg.

(7) Officer of Pacific USA Holdings Corp., which is the parent company of PUSA Investment Company, the 29.58% owner of our common stock.

(8) Includes 159,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2002.

(9) Includes 612,700 shares of common stock issuable upon the exercise of options exercisable within 60 days of April 30, 2002.

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

Shares Exchanged for Laidlaw Holdings, Inc. 12% Senior Secured Euro-Notes

     Subsequent to the Reorganization, Laidlaw granted to holders of the Laidlaw Holdings 12% Senior Secured Euro-Notes the right to exchange the Euro-Notes and Common Stock Purchase Warrants issued with the Euro-Notes for shares of common stock of Laidlaw at the rate of $2.05 per share for each Euro-Note exchanged, and the right to obtain common stock of Laidlaw upon exercise of the Common Stock Purchase Warrants issued with the Euro-Notes upon the same terms and conditions of such warrants. The holders of Euro-Notes aggregating $1,876,000 in principal amount have exchanged their notes for shares of common stock of Laidlaw.

Shares Exchanged for Laidlaw Holdings, Inc. 8% Convertible Subordinated Notes

     Subsequent to the Reorganization, Laidlaw assumed the obligations of Laidlaw Holdings with respect to the conversion rights of holders of the Laidlaw Holdings 8% Convertible Notes. As a result, holders of the Convertible Notes could convert such notes into common stock of Laidlaw at the rate of $2.05 per share, upon the same terms and conditions of conversion privileges set forth in the Convertible Notes. The holders of Convertible Notes aggregating $8 million in principal amount have converted their notes into shares of common stock of Laidlaw.

Loan from PUSA Investment Company

     In August, 2001, Laidlaw obtained a loan of $1,450,000 from Pacific USA Holdings, Corp., of which Laidlaw received $1,000,000 and the balance of $450,000 was used to pay off outstanding 12% Senior Secured Euro Notes in December, 2001. This loan and the corresponding interest of $44,418 was fully paid in December, 2001. In connection with this loan, 1,450,000 warrants were issued to Pacific USA Holdings Corp.

     In September, 2001, Laidlaw obtained a short term 7% loan of $400,000 from Pacific USA Holdings, Corp. This loan was paid in full in October, 2001.

Finder's Fee to John O'Shea

     Pursuant to a Letter of Intent dated April 30, 1999 between Laidlaw Holdings and Westminster to enter into the Reorganization, Laidlaw Holdings paid a finder's fee of $50,000 to John O'Shea, one of our former directors.

Formation of Globeshare Group, Inc. (formerly Global Electronic Exchange) and Globeshare

     In January 1999, Laidlaw, in a joint venture with several individuals associated with Laidlaw, formed Globeshare Group, Inc. and its broker-dealer subsidiary, Globeshare, Inc. Laidlaw received 8,190,000 shares of Global Electronic Exchange common stock in exchange for expenses paid and services rendered by Laidlaw on its behalf in the amount of $558,770. This resulted in a 59% ownership in Globeshare Group, Inc. by Laidlaw as of December 31, 2000 and 1999. In association with the private placement of Globeshare Group, Inc. common stock under Regulation D of the Securities Act, Laidlaw Global Securities received $440,190 for services rendered as placement agent.

Acquisition of Laidlaw Pacific from PUSA Investment Company

     On March 29, 2000, Laidlaw completed an amended and restated agreement with Pacific USA Holdings Corp. ("Pacific"), Pacific's wholly owned subsidiaries PUSA Investment Company, the 26.75% shareholder of the Company ("PUSA"), and Laidlaw Pacific Financial Services Ltd. to acquire Laidlaw Pacific. The amount paid was 200,000 shares of common stock of Laidlaw and $HK 4 million. Laidlaw Pacific agreed to pay a dividend to Laidlaw Pacific Financial Services Ltd. equal to $HK 3 million. Further it consented to grant an option to Laidlaw to receive a dividend equal to $HK 4 million, should it elect to withdraw such funds from Laidlaw Pacific. PUSA Investment Company represented to Laidlaw that, at the time of closing, Laidlaw Pacific would have cash in the amount of $HK 11 million, all licenses to engage in the investment banking business in Hong Kong, and no liabilities. Laidlaw Pacific is a registered Dealer and Investment advisor with the Hong Kong Securities and Futures Commission. Its principal activities are corporate financial advisory services.

Exchange of Shares of Globeshare Group, Inc. for Shares of Laidlaw Global Corp.

     In connection with closing down of the operations of GGI, holders of shares of GGI who were not affiliates of Laidlaw were given the opportunity to exchange their GGI shares for shares of Laidlaw on a one for one basis and in 2001, Holders of 1,126,759 shares accepted the offer. Affiliates or former affiliates of Laidlaw were given an opportunity to exchange their GGI shares for shares of Laidlaw on a less favorable basis and 9,620,004 shares were exchanged for 4,500,000 shares of Laidlaw. During the period January 1, 2002, through April 30, 2002, an additional 263,427 shares of GGI were exchanged for a like number of shares of Laidlaw.

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

     10.3 Employment Agreement between Registrant and Daniel Bendelac, dated as of January 1, 2000(3)

     10.4           Exchange Agreement to acquire Laidlaw Pacific, dated May 20,
                    1999(4)

     10.5 Amendment to Exchange Agreement to acquire Laidlaw Pacific, dated March 29, 2000(4)

     21.1           List of Subsidiaries of Laidlaw Global Corporation

     23.1           Consent of Independent Auditor.

     23.2           Consent of Independent Auditor.

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

(b)  Reports on Form 8-K

           On November 7, 2001, Laidlaw filed a Current Report on Form 8-K announcing the transfer of the brokerage operations of Globeshare, Inc. to Laidlaw Global Securities, Inc. The Report also stated that shareholders of Globeshare Group, Inc. would have the opportunity to exchange their shares for shares of Laidlaw Global Corporation common stock. The Report also announced that Pacific USA Holdings Corp. had made a $1,450,000 secured loan to Laidlaw Global Corporation.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the Registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                    LAIDLAW GLOBAL CORPORATION

                                    By:      /s/ Roger Bendelac
                                             ----------------------------------
                                             Roger Bendelac,
                                             Chairman, Chief Executive Officer,
                                             Secretary and Director


                                             /s/  Milmarina M. Camacho
                                             ---------------------------------
                                             Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                             Date
---------                           -----                             ----

/s/ Roger Bendelac
------------------------   Chairman, Chief Executive Officer,     May 16, 2002
Roger Bendelac               Secretary and Director


/s/ Harit Jolly
------------------------   President, Chief Operating Officer,    May 16, 2002
Harit Jolly                  Director


/s/ Carlos C. Campbell
------------------------   Director                               May 16, 2002
Carlos C. Campbell


/s/ Jean-Marc Beaujolin
------------------------   Director                               May 16, 2002
Jean-Marc Beaujolin

                          INDEPENDENT AUDITORS' REPORT

To the Stockholders of
    Laidlaw Global Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Laidlaw Global Corporation and Subsidiaries (the "Company") as of December 31, 2001, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Laidlaw International SA, a 99.8 percent owned subsidiary, which statements reflect total revenue and net losses of 18 percent and 16 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and included explanatory language regarding the liquidation of Laidlaw International SA. Our opinion, insofar as it relates to the amounts included for Laidlaw International SA, is based solely on the report of the other auditors.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company at December 31, 2001, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations, has net cash outflows from operating activities, is anticipating continuing losses and believes it will require additional sources of funding during 2002 to maintain its operations and provide sufficient regulatory net capital for its broker-dealer operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Eisner LLP
------------------------------------
New York, New York
April 26, 2002

With respect to the accounts of Laidlaw International S.A.
May 15, 2002

                          INDEPENDENT AUDITOR'S REPORT
                                       ON
                            LAIDLAW INTERNATIONAL SA

                       Year end accounts 31 December 2001

We have audited the financial statements of LAIDLAW INTERNATIONAL SA. These financial statements are the responsibility of the Company's management. We were not provided with, and have not audited, financial statements for previous year. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America, which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

LAIDLAW INTERNATIONAL SA has been liquidated by decision of the Commercial Court of Paris, France, dated 11 April 2002. The Company had previously significantly reduced its activities since the end of 2001, and totally discontinued them on 22 March 2002.

In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, of cash flows and of changes in stockholders' equity present fairly, in all material respects, the financial position of LAIDLAW INTERNATIONAL SA at December 31, 2001, and the results of its operations and cash flows for the years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.


Paris, France on the 15th of May, 2002

COFISYS


Jean Michel MATT

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Stockholders of
       Laidlaw Global Corporation and Subsidiaries

We have audited the accompanying consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows of Laidlaw Global Corporation and Subsidiaries (the "Company") for the year ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated statement of operations, changes in stockholders' equity (deficit) and cash flows are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the statements of operations, changes in stockholders' equity (deficit) and cash flows. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the results of operations. We believe that our audit of the consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows provides a reasonable basis for our opinion.

In our opinion, the consolidated statements of operations, changes in stockholders' equity (deficit) and cash flows referred to above present fairly, in all material respects, the results of operations of Laidlaw Global Corporation and Subsidiaries for the year ended December 31, 2000, in conformity with accounting principles generally accepted in the United States of America.


/S/ GRANT THORNTON LLP

New York, New York
April 18, 2001

                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

                                December 31, 2001

                                     ASSETS

Cash and cash equivalents                                              $  2,220,119
Receivable from clearing broker                                             248,600
Securities owned, at market value                                           314,764
Equipment and leasehold improvements -- net                                 679,708
Notes receivable                                                          2,215,000
Deposits                                                                    379,485
Prepaid and other                                                           588,442
                                                                       ------------

                                                                       $  6,646,118
                                                                       ============

                         LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                          $    732,058
Accounts payable and accrued expenses                                     2,825,152
Commissions and compensation payable                                        243,656
Securities sold but not yet purchased, at market value                          930
Capitalized lease obligations                                               421,701
Deferred revenue                                                             99,722
Deferred rent                                                               527,756
Other payable                                                                30,000
                                                                       ------------
                                                                          4,880,975
                                                                       ------------
Commitments and contingencies
Stockholders' equity
    Common stock, voting, $.00001 par value; 50,000,000
       shares authorized; 33,211,439 shares issued
       and 27,578,939 shares outstanding                                        332
    Additional paid-in capital                                           40,131,868
    Accumulated deficit                                                 (35,952,003)
    Treasury stock, at cost (5,632,500 shares)                           (2,415,054)
                                                                       ------------
                                                                          1,765,143
                                                                       ------------

                                                                       $  6,646,118
                                                                       ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                             Year ended December 31,

                                                         2001             2000
                                                    ------------      ------------
Revenues
    Commissions                                     $  7,130,961      $ 11,415,405
    Trading gains, net                                 3,652,317         4,060,809
    Investment banking fees                                  203            90,697
    Corporate finance fees                               208,436         1,845,693
    Asset management fees                              4,922,170         5,517,140
    Interest                                             295,152           805,601
    Other                                                283,946           331,845
                                                    ------------      ------------
                                                      16,493,185        24,067,190
                                                    ------------      ------------
Expenses
    Commissions                                        4,551,964         6,749,087
    Salary and benefits                                8,864,280         8,821,335
    Professional fees                                  2,124,000         2,100,034
    Communications and information systems             1,826,279         2,448,442
    Clearing fees                                      1,818,430         1,689,955
    Rent and utilities                                 1,615,611         1,479,025
    Client-related marketing                             402,049         1,205,994
    Depreciation and amortization                      2,205,086         1 680,666
    Amortization of goodwill                             328,862           475,138
    Interest                                             753,240           355,817
    Office                                               736,010           958,121
    Dues and assessments                                 510,487           821,669
    Travel and entertainment                             422,695           791,482
    Loss from asset write offs                         4,603,410                --
    Provision for doubtful account                       629,993                --
    Charge in connection with share exchange           1,271,420                --
    Other                                                697,932           723,127
                                                    ------------      ------------
                                                      33,361,748        30,299,892
                                                    ------------      ------------
         Loss before other income                    (16,868,563)      (6,232,702)
    Income from sale of subsidiary                     4,557,606              --
                                                    ------------      ------------
         Loss before minority interest               (12,310,957)      (6,232,702)
                                                    ------------      ------------
    Minority interest                                  1,120,757         1,465,122
                                                    ------------      ------------
         Loss before tax                             (11,190,200)       (4,767,580)
         Income taxes                                         --          (944,976)
                                                    ------------      ------------
         Net loss                                   $(11,190,200)     $ (5,712 556)
                                                    ============      ============

Basic and diluted net loss per share                ($      0.43)     ($      0.21)
                                                    ============      ============

Basic and diluted weighted average number of
    shares outstanding                                26,305,829        26,966,363
                                                    ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENT OF CHANGES IN
                              STOCKHOLDERS' EQUITY

                     Years ended December 31, 2001 and 2000

                                                                         Additional
                                                 Shares        Common      paid-in       Accumulated        Treasury
                                                 issued        stock       capital         deficit           Stock
                                               ----------      ------   ------------    -------------      -----------
Balance at January 1, 2000
  as previously reported                       26,617,929       $266    $ 33,747,210    $ (19,049,247)              --
Prior period adjustment                                                    2,960,609
                                               ----------       ----    ------------    -------------      -----------
Balance at January 1, 2000
  as restated (Note Q)                         26,617,929        266      36,707,819      (19,049,247)              --
Issuance of common stock for the
  acquisition of Laidlaw Pacific (Asia)           200,000          2         556,398
Issuance of common stock upon
  exercise of stock options                       144,000          2         119,999
Issuance of common stock pursuant
  to consulting services
  agreement                                       500,000          5         468,745
Purchase of treasury stock                                                                                    (257,713)
Net loss                                                                                   (5,712,556)
                                               ----------       ----    ------------    -------------      -----------

Balance at December 31, 2000                   27,461,929        275      37,852,961      (24,761,803)        (257,713)
                                               ----------       ----    ------------    -------------      -----------

Purchase of treasury stock                                                                                    (267,341)
Purchase of treasury stock
  pursuant to sale of Westminster
  Securities Corporation                                                                                    (1,890,000)
Issuance of shares pursuant to the
  exchange of Globeshare Group Inc. stock
  for Laidlaw Global Corporation stock on
  a one for one basis                           4,500,000         45         899,955
Issuance of warrants in connection with
  loan agreement                                                             222,143
Issuance of shares pursuant to the exchange
  of Globeshare Group Inc. stock for Laidlaw
  Global Corporation stock on a one for one
  basis by private placement shareholders       1,126,760         11         371,409
Issuance of common stock upon exercise of
  stock options                                   122,750          1          30,686
Charge attributable to repricing of options
  granted to employees                                                       754,714
Net loss                                                                                  (11,190,200)

                                               ----------       ----    ------------    -------------      -----------
Balance at December 31,2001                    33,211,439       $332    $ 40,131,868    $ (35,952,003)     $(2,415,054)
                                               ==========       ====    ============    =============      ===========

                                                               Total
                                                            ------------
Balance at January 1, 2000,
  as previously reported                                    $ 14,698,229
Prior period adjustment                                        2,960,609
                                                            ------------
Balance at January 1, 2000
  as restated (Note Q)                                        17,658,838
Issuance of common stock for the
  Acquisition of Laidlaw Pacific (Asia)                          556,400
Issuance of common stock upon
  Exercise of stock options                                      120,001
Issuance of common stock pursuant
  To consulting services
  Agreement                                                      468,750
Purchase of treasury stock                                      (257,713)
Net loss                                                      (5,712,556)
                                                            ------------

Balance at December 31, 2000                                  12,833,720
                                                            ------------

Purchase of treasury stock                                      (267,341)
Repurchase of shares into treasury                            (1,890,000)
  pursuant to sale of Westminster
  Securities Corporation
Issuance of shares pursuant to the exchange of
  Globeshare Group Inc. stock for Laidlaw Global
  Corporation stock on a one to one-basis                        900,000
Contribution to capital pursuant to issuance of warrants
  to PUSA in connection with loan agreement                      222,143
Issuance of shares pursuant to the exchange
  of Globeshare Group Inc. stock for Laidlaw
  Global Corporation stock on a one to one
  basis by private placement shareholders                        371,420
Issuance of common stock upon exercise of
  Stock options                                                   30,687
Charge attributable to repricing of options
  granted to employees                                           754,714
Net loss                                                     (11,190,200)
                                                            ------------

      Balance at December 31, 2001                          $  1,765,143
                                                            ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                             Year ended December 31,

                                                                        2001             2000
                                                                   ------------      -----------
Cash flows from operating activities
   Net income (loss)                                               $(11,190,200)     $(5,712,556)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                  2,533,948        2,155,804
       Deferred income taxes                                                 --          800,000
       Minority interest in net loss                                 (1,120,757)      (1,465,123)
       Income on sale of H&R                                         (4,557,606)              --
       Loss on asset write offs                                       4,239,199               --
       Provision for doubtful account                                   582,348               --
       Fair value of warrants issued in connection with debt            222,143               --
       Compensation expense recognized on repricing of options          754,714               --
       Charge in connection with share exchange                       1,271,420               --
       (Increase) decrease in operating assets
         Receivable from clearing broker                              1,258,884          866,900
         Securities owned, at market value                              (28,990)         393,576
         Investment banking fees receivable                                  --           67,193
         Deposits                                                       184,487          141,395
         Prepaid and other assets                                       742,251         (875,274)
       Increase (decrease) in operating liabilities
         Accounts payable and accrued expenses                         (357,663)          70,600
         Commissions and compensation payable                           391,672       (1,132,654)
         Securities sold but not yet purchased at market value           72,371         (177,142)
         Deferred revenue                                                68,651          (15,525)
         Other liabilities                                              (29,720)         (17,447)
                                                                   ------------      -----------

         Net cash (used in) provided by operating activities         (4,962,848)      (4,900,253)
                                                                   ------------      -----------

Cash flows from investing activities
   Purchase of equipment and leasehold improvements                    (382,534)      (3,397,594)
   Proceeds from sale of Westminster Securities Corp                    700,000               --
   Proceeds from sale of Howe & Rustling, Inc.                        5,000,000               --
                                                                   ------------      -----------

         Net cash used in investing activities                        5,317,466       (3,397,594)
                                                                   ------------      -----------

                   Laidlaw Global Corporation and Subsidiaries

                             Year ended December 31,

                                                                                     2001             2000
                                                                                 -----------      ------------
Cash flows from financing activities
   Repayment of notes payable                                                    $(3,129,000)     $   (500,000)
   Payments for leased equipment                                                    (400,177)         (321,559)
   Proceeds from issuance of Note Payable                                          3,732,058                --
   Payments for treasury stock                                                      (267,341)         (257,713)
   Proceeds from issuance of common stock                                             30,687         1,145,151
                                                                                 -----------      ------------
         Net cash provided by financing activities                                   (33,773)           65,879
                                                                                 -----------      ------------

         Net (decrease) increase in cash and cash equivalents                        320,845        (8,231,968)

Cash and cash equivalents, beginning of year                                       1,899,274        10,131,242
                                                                                 -----------      ------------

Cash and cash equivalents, end of year                                           $ 2,220,119      $  1,899,274
                                                                                 ===========      ============

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                                    $   623,240      $    319,817

Supplemental schedule of noncash investing and financing activities

During the years ended December 31, 2001 and 2000 the following transactions occurred:
   Equipment acquired under capital leases                                            43,147           336,630
   Issuance of common stock upon purchase of Laidlaw Pacific (Asia") Ltd                  --           348,313
   Issuance of common stock pursuant to consulting agreement                              --           468 745
   Notes received on sale of subsidiaries                                          2,215,000                --
   Securities borrowed and repaid during the year                                  2,176,937                --

                   Laidlaw Global Corporation and Subsidiaries

                             Year ended December 31,

                                                                                      2001           2000
                                                                                   ----------     ---------
The Company acquired substantially all of the common stock of various entities for common stock of the Company. The net assets purchased consisted of the following:

      Receivable from Laidlaw Pacific Financial Services ("Holdings") Ltd.         $       --     $ 326,444

      Other assets                                                                         --        21,869

                                                                                   ----------     ---------

         Net assets purchased                                                              --       348,313

         Less Common stock issued                                                          --      (556,389)
                                                                                   ----------     ---------

         Net cash received from acquisitions                                       $       --     $(208,076)
                                                                                   ==========     =========

The accompanying notes are an integral part of these consolidated financial statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

                     Years ended December 31, 2001 and 2000

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     1. Organization and Basis of Presentation

     Laidlaw Global Corporation (the Company) is a holding company whose wholly- or majority-owned operating subsidiaries include Laidlaw Holdings, Inc. (Laidlaw Holdings) Laidlaw Global Securities, Inc. (Laidlaw Global Securities), Westminster Securities Corporation, (Westminster), which the Company sold in June, 2001, H&R Acquisition Corporation (HRAC), an 81%-owned subsidiary which maintains a 100% interest in Howe & Rusling, Inc., (H&R) which the Company sold in December, 2001, Globeshare Group, Inc., (GGI), formerly Global Electronic Exchange, Inc. a 97%-owned internet-based investment services company established on June 14, 1999 which maintains a 100% interest in Globeshare, Inc. (Globeshare), an internet-based broker-dealer, whose operations were integrated with Laidlaw Global Securities in October, 2001, Laidlaw Pacific (Asia) Ltd. (LPA), a registered broker-dealer and Investment Advisor with the Hong Kong Securities and Futures Commission, which ceased operations in 2001, and Laidlaw International, S.A., (LI) a 99.8% owned broker-dealer based in France, which ceased operations in April, 2002. The business activities include securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide.

     On April 6, 2001, LPA ceased business activity to avoid incurring any further costs of maintaining a dormant operation. Its license was revoked in May, 2001.

     On June 12, 2001, the Company sold its common stock interest in Westminster pursuant to an Amended and Restated Stock Purchase Agreement dated June 7, 2001. The parties to the transaction agreed to treat May 31, 2001 as the effective date of the transaction for financial statement purposes. Accordingly, results of operations of Westminster for fiscal 2001 incorporated in the consolidated financial statements pertain to the period through May 31, 2001.

     Due to the continuing losses incurred by the Globeshare operations, the Company deemed it best for economic reasons to integrate the operations of the on-line broker as a division of Laidlaw Global Securities. The combination of the operations, which would eliminate the redundancy of services and reduce operating costs, was made effective on October 5, 2001.

     On December 26, 2001, the Company sold its interest in HRAC pursuant to a Stock Purchase Agreement dated December 21, 2001. Accordingly, all assets, liabilities, equity and results of operations of H & R for fiscal 2001 incorporated in the consolidated financial statements pertain to the period through December 26, 2001.

     The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has a significant accumulated deficit as of December 31, 2001. In addition, the Company continues to incur substantial losses. Accordingly, the Company anticipates that it will require additional sources of funding during 2002 to maintain its operations and to provide sufficient regulatory net capital for its broker-dealer operations. The Company is dependent on outside sources of financing and is presently pursuing several alternatives, although no additional financing is imminent. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

     2.   Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its wholly-owned and majority-owned subsidiaries. All significant intercompany balances and transactions have been eliminated in consolidation.

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

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE A (continued)

     5.   Securities Transactions

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

     6.   Securities Sold, But Not Yet Purchased

          Securities sold, but not yet purchased, consist of trading securities at market values. The difference between the proceeds received from securities sold short and the current market value is included in trading gains, net.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE A (continued)

     7.   Commissions

          Commissions and related clearing expenses are recorded on a trade-date basis as securities transactions occur.

     8.   Equipment and Leasehold Improvements

          Equipment, which includes computer equipment and software, and leasehold improvements, are stated at cost, less accumulated depreciation and amortization. Depreciation and amortization on equipment and capital leases are recognized on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases.

          Equipment and leasehold improvements held and used by the Company are reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of assets may not be recoverable.

     9.   Goodwill

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

     10.  Deferred Rent Liability

          The Company's lease for office space provides for no rental payments during the first fourteen months of the lease and scheduled lease payments that increase during the term of the lease. The Company has recorded a deferred lease liability to recognize rental expense on a straight-line basis over the life of the lease.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE A (continued)

     11.  Investment Banking Fees

          Investment banking fees include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. These fees are recorded on the offering date, sales concessions on the settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

     12.  Corporate Finance Fees

          Corporate finance fees are received from providing advisory and due diligence services for proposed financings that do not result in either the offering of private or public financing. Fees are recognized when the services are performed.

     13.  Asset Management Fees

          The Company computes asset management fees and the related commission payout on a quarterly basis and amortizes them for financial statement purposes on a monthly basis.

     14.  Income Taxes

          The Company files a consolidated Federal income tax return and a combined return for state and city purposes with its domestic subsidiaries. The consolidated or combined taxes payable are generally allocated between the Company and its subsidiaries based on their respective contributions to consolidated or combined taxable income.

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

     15.  Fair Value of Financial Instruments

          The fair value of cash and cash equivalents, securities, notes and other receivables and payables approximate their respective book values.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. The Company does not expect there to be a material impact from the adoption of SFAS NO. 142.

In August 2001, the FASB issued statement of Financial Accounting Standard No. 144 Accounting for the Impairment or Disposal of Long Lived Assets. This statement is effective for fiscal years beginning after December 15, 2001. This supercedes Statement of Financial Accounting Standards No. 121 "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of", while retaining many of the requirements of such statement. The Company is currently evaluating the impact of the statement.

NOTE C - ACQUISITION AND SALE OF BUSINESSES

On March 29, 2000, the Company acquired Laidlaw Pacific ("Asia") Ltd. (LPA), an investment advisory company incorporated under the laws of Hong Kong. The amount paid was 200,000 shares of common stock of the Company and HK$4M. The purchase price was allocated to the net assets acquired based on their estimated fair values. On March 31, 2000, LPA's assets were approximately HK$6,874,000 (US$882,844), which included cash received of US$534,531. The purchase price approximated the fair value of net assets; therefore, no goodwill was recorded. On April 6, 2001, LPA ceased business activity.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE C (continued)

Pursuant to an Amended and Restated Stock Purchase Agreement dated June 7, 2001, Laidlaw sold all of its common stock holdings in Westminster. The consideration consisted of: Prepayment of $600,000 in indebtedness of Westminster to the Company; payment of $100,000 in cash at the closing of the Transaction; and payment of $300,000 plus interest at 10% per annum payable in two installments of principal of $150,000 and interest due on April 19, 2002 and April 19, 2003; and transfer to the Company by the buyers of 4,500,000 shares of the Company's common stock, valued at $1,890,000. The Company recorded a loss of $1,611,072 pursuant to this transaction, which represents a write-down of the Company's investment in Westminster to net realizable value. The Company received the first installment of principal and interest in April 2002.

Pursuant to a Stock Purchase Agreement dated December 21, 2002, the Company sold its common stock interest in HRAC, the parent company of Howe & Rusling, Inc., a money management firm, to Third Security Management, Inc. ("3rd Security"). Consideration consisted of $5 million which was received in December, 2001 with the balance of the sale proceeds of $2,289,000, subject to certain post-closing adjustments, was to be paid on or prior to April 1, 2002, in accordance with a promissory note issued by 3rd Security. Although no claims were asserted prior to December 31, 2001, 3rd Security did raise claims for offsets as provided by the Stock Purchase Agreement, which were settled by the Company. After credit for offsets the Company received only $1,915,000 in March 2002 as the final payment of the purchase price. The Company recognized a gain on the sale of HRAC of $4,557,606 after giving effect to the aforementioned offsets.

David Bottoms, an investment manager with whom the Company had a previous relationship, also sold his entire interest in HRAC at the same time as the Company. The Company was able to secure the services of Mr. Bottoms as a consultant for 3 years at annual fee of $100,000 to assist in the rebuilding and restructuring of the investment management business of the Company.

In connection with the closing down of the operations of GGI, holders of shares of GGI who were not affiliates of Laidlaw were given the opportunity to exchange their GGI shares for shares of Laidlaw on a one for one basis and holders of 1,126,759 shares accepted the offer. Affiliates or former affiliates of Laidlaw were given an opportunity to exchange their GGI shares for shares of Laidlaw on a less favorable basis and 9,620,004 shares were exchanged for 4,500,000 shares of Laidlaw. Subsequent to December 31, 2001, additional 263,427 shares of GGI were exchanged for a like number of shares of Laidlaw. In 2001, the Company recognized a charge to operations of $1,271,420 representing the fair value of the Company's common stock issued in the exchange. Also during 2001, an asset write-down in the amount $2,353,127 was recorded to adjust Globeshare's investment in computer hardware and customized application software to their estimated net realized value.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE D - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

     Equipment and leasehold improvements consist of:

                                                               December 31,
                                                                   2001
                                                               ------------

     Furniture and office equipment                            $   264,389
     Computer equipment and software                             1,447,388
     Leasehold improvements                                        231,333
                                                               -----------

                                                                 1,943,110
     Accumulated depreciation and amortization                  (1,263,402)
                                                               -----------

     Equipment and leasehold improvements, net                 $   679,708
                                                               ===========

     Depreciation and amortization expense for 2001 and 2000 amounted to $2,205,086 and $1,680,666, respectively.

NOTE E - NOTES PAYABLE

     Notes payable at December 31, 2001 consist of the following:

                                                               December 31,
                                                                   2001
                                                               ------------
     Note Payable, 8% due July 2002                                 482,058
     Convertible Subordinated Note, 10% due August 2002             250,000
                                                               ------------

                                                               $    732,058
                                                               ============

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE E (continued)

     Issuance of 12% Senior Secured Euro-Notes Due 2002 (the "Euro-Notes"): From April 1997 to May 1997, Laidlaw Holdings offered, on a "best efforts" basis a minimum of 50 Units and a maximum of 80 Units, each Unit consisting of 5 year 12% Senior Secured Notes in the principal amount of $100,000 and a 5 year warrant to purchase 6,881 shares of non-voting common stock of Laidlaw Holdings, at an exercise price of $4.36 per share (the "Common Stock Purchase Warrants"). Euro-Notes in the aggregate principal amount of $2,305,000 were sold. Laidlaw granted to holders of the Euro-Notes the right to exchange the Euro-Notes and Common Stock Purchase Warrants issued with the Euro-Notes for shares of common stock of Laidlaw at the rate of $2.05 per share for each Euro-Note exchanged, and the right to obtain common stock of Laidlaw upon exercise of the Common Stock Purchase Warrants issued with the Euro-Notes upon the same terms and conditions of such warrants. Fifteen holders of Euro-Notes aggregating $1,876,000 in principal amount have exchanged their notes for shares of Common Stock of Laidlaw. The Euro-Notes were collateralized by the outstanding shares of the Company's subsidiary, HRAC, which owns 100% of the outstanding common stock of Howe & Rusling, with 20% subject to Howe & Rusling, Inc. employee options. These notes in the amount of $429,000 were paid in December, 2001.

     On January 30, 2001, the Company obtained a loan of $400,000 through the issuance of a 12% subordinated note. This loan was paid in December, 2001.

     In February, 2001, GGI obtained a 90-day, 12% loan of $100,000. The loan was paid in full in June, 2001.

     On March 14, 2001, LI obtained a loan of $446,350 through the issuance of an 8% note in which the principal and interest are due in one year. This loan was assumed by the Company in December 2001 in the amount of $482,058 which included interest of $35,708 to original maturity date. If the Company defaults as defined in the agreement, then the noteholder may, in lieu of payment of the Principal Amount, convert the note into common stock of the Company at the conversion price of $0.30 per Common Share. In March and April of 2002, the terms were renegotiated wherein 50,000 of the note was converted into 333,329 shares of the Company's stock with the balance of the principal and interest payable in varying installments with the final payment due in July 2002. No additional interest is charged on the note from March 14, 2002 until July 2002.

     On April 5, 2001, GGI obtained a loan of $250,000 through the issuance of a 10% convertible subordinated note in which the interest is due on a semi-annual basis and the principal on April 5, 2002. Under the terms of the note, the noteholder may convert into GGI stock at the greater of $.65 per share or a 40% discount from the initial public offering price per share or into Company common shares at a price of $.55 per share. In March and April 2002 the terms were renegotiated wherein $50,000 of the note was converted into 166,670 shares of the Company's common stock and the balance is repayable in varying installment payments through August, 2002. No additional interest is charged on the note from April 5, 2002 until August 2002.

     On June 29, 2001, the Company obtained a 30-day 10% loan of $150,000. On October 3, 2001, the Company paid $75,000 and the loan was extended to and repaid in December 2001.

     In July, 2001, the Company obtained a 4-day, 10% loan of $200,000. The loan was paid in full in August 2001.

     On August 31, 2001, the Company obtained a bridge loan in the amount of $1,450,000 from Pacific USA Holdings Corp. (Lender), which is the parent company of Laidlaw's largest stockholder, PUSA Investment Company, through the issuance of a 12% secured promissory note. Repayment of the note is secured by a pledge of Laidlaw's interest in the outstanding stock of HRAC. In connection with the loan, Laidlaw issued the Lender a 2 year warrant to acquire 1,450,000 shares of its common stock at an exercise price of $0.11 per share, which the Company valued at $222,143. The value of the warrants was charged to interest expense and a corresponding increase to additional paid-in capital. In addition, the Lender received a one year option expiring August 31, 2002 to acquire the Company on the same price per share terms as any transaction approved by the Board of Directors. The $1,450,000 loan was paid in December, 2001 from the proceeds of the sale of HRAC.

     On September 27, 2001, the Company obtained a short term 7% loan of $400,000 from Lender which was paid in full in October, 2001.

     In October, 2001, the Company borrowed securities worth $2,176,937 from non-related parties. The securities were returned in December 2001. In connection with these borrowings, the Company paid a commitment fee of $20,000 and interest at the rate of 8% for the period the securities were borrowed.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE F - RELATED PARTY TRANSACTIONS

     The Company received two loans aggregating $1,850,000 in 2001 from Pacific USA Holdings Corp. In 2001 the loans were fully paid. Interest on loans amounted to $44,418 for the year ended December 31, 2001.

     In January 1999, the Company, in a joint venture with several individuals associated with the Company, formed Global Electronic Exchange, Inc. ("GEE") and its broker-dealer subsidiary, Globeshare. GEE is an internet-based international investment services company, including operations in securities trading, investment banking, asset management and real estate. The Company received 8,190,000 shares of GEE common stock in exchange for expenses paid and services rendered by the Company on its behalf in the amount of $558,770. This resulted in a 59% ownership in GEE by the Company. On October 31, 2000, GEE changed it corporate name to GGI.

     In connection with closing down of the operations of GGI, holders of shares of GGI who were not affiliates of Laidlaw were given the opportunity to exchange their GGI shares for shares of Laidlaw on a one for one basis and in 2001, holders of 1,126,759 shares accepted the offer. Affiliates or former affiliates of Laidlaw were given an opportunity to exchange their GGI shares for shares of Laidlaw on a less favorable basis and 9,620,004 shares were exchanged for 4,500,000 shares of Laidlaw. This exchange resulted in an ownership increase to 96.07% in GGI by the Company as of December 31, 2001 and resulted in a charge to operations of $1,271,420.

NOTE G - NET CAPITAL REQUIREMENTS

     The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 for Laidlaw Global Securities. At December 31, 2001 Laidlaw Global Securities was required to maintain minimum net capital of $106,622 and had total net capital of $758,722 which was $652,100 in excess of its minimum requirement.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE H - STOCKHOLDERS' EQUITY

     On March 29, 2000, the Company issued 200,000 shares of common stock in connection with the acquisition of Laidlaw Pacific (Asia) Ltd. The common stock was valued at $556,400.

     Additionally, the Company issued 500,000 shares of its common stock pursuant to a consulting agreement dated October 30, 2000 for consulting services relating to potential technology alliances, networking and software services for GGI and Globeshare for $468,750.

     On August 22, 2000, the Board of Directors of the Company decided to allow the Company to purchase from time to time for the next 12 months up to 500,000 shares of its common stock in the open market as part of a treasury stock corporate buy-back program. During 2000, the Company repurchased 352,600 shares of its common stock for $257,713.

     On September 4, 2001 and December 19, 2001, the Board of Directors of the Company decided to allow the Company to purchase from time to time for the next 12 months up to 500,000 and 400,000 shares, respectively, of its common stock in the open market as part of the treasury stock corporate buy back program. During 2001, the Company repurchased 779,900 shares of its common stock for $267,341.

     In connection with the sale of Westminster in June, 2001, the Company purchased into treasury 4,500,000 Laidlaw shares owned by the principals of Westminster and valued the purchase at $1,890,000.

     In connection with the $1,450,000 loan obtained by the Company from Pacific USA Holdings Corp. on August 31, 2001, the Company issued the Lender a 2-year warrant to acquire 1,450,000 shares of its common stock at an exercise price of $.11 per share. The Company computed the fair value of the warrant at $222,143. The value of the warrant was charged to interest expense with a corresponding increase to additional paid-in capital.

     In connection with the closing down of the operations of GGI, holders of shares of GGI who were not affiliates with Laidlaw were given the opportunity to exchange their GGI shares for shares of Laidlaw on a one for one basis. In 2001, holders of 1,126,759 shares accepted the offer. The exchange resulted in an increase to common stock and additional paid-in capital of $371,420. Affiliates or former affiliates of Laidlaw were give the opportunity to exchange their GGI shares for shares of Laidlaw on a less favorable basis and 9,620,004 shares were exchanges for 4,500,000 shares of Laidlaw. The exchange resulted in an increase to common stock and additional paid-in capital of $900,000.

     In 2001 the Company charged $754,714 to operations in connection with its stock option plan as compensation expense for repriced options with a corresponding increase to additional paid-in capital.

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

NOTE J - COMMITMENTS AND CONTINGENCIES

     1.   Lease Commitments

          a. The Company leases office space under noncancelable leases generally varying from four to nine years, with certain renewal options.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE J (continued)

               At December 31, 2001, the Company's future aggregate minimum annual rental payments based upon the original term (including escalation clauses), under all noncancelable leases which have an initial or remaining term of one year or more, were as follows:

                         Year ending December 31,

                             2002                               $ 1,053,848
                             2003                                 1,053,848
                             2004                                 1,082,936
                             2005                                   890,524
                             Thereafter                           3,010,608
                                                                -----------

                                                                  7,091,764
                             Sublease payments                     (752,498)
                                                                -----------

                         Net lease commitments                  $ 6,339,266
                                                                ===========

               Rent expense was $1,272,964 and $1,108,089 net of sublease income of $209,907 and $170,328 for the years ended December 31, 2001 and 2000, respectively.

          b. The Company leases computers under long-term leases and has the option to purchase the computers for a nominal amount at the termination of the lease.

               Future minimum payments for capitalized leases were as follows at December 31, 2001:

                         Fiscal year ending December 31,
                             2002                               $383,995
                             2003                                 76,186
                                                                --------
                         Total minimum payments                  460,181
                         Less amount representing interest       (38,480)
                                                                --------
                         Present value of net minimum
                             lease payments                     $421,701
                                                                ========

               Substantially, all of the equipment related to the capitalized leases were written off in 2001.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE J (continued)

     2.   Litigation

     Galacticomm Technologies, Inc. vs. Laidlaw Global Securities, Inc.

     The Company is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. The Company acted as a member of a selling group, pursuant to which the Company agreed to purchase 200,000 shares of Galacticomm at $5.40 per share and 200,000 warrants of Galacticomm at $0.09 per warrant. Additionally, the Company agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. Prior to the settlement of the IPO, the Company had satisfied all its commitments as part of its agreement with the lead underwriters. Prior to the settlement of the IPO, the lead underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the lead underwriters, the lead underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the underwriting group in a Florida state court seeking damages for breach of the underwriting agreement. The Company believes that the outcome of this matter would not have a material effect on the financial position, results of operations or liquidity.

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

     Additionally, the CMC found that a representative of the Company falsely stated to the public that the Company was interested in holding Elektra shares two days prior to selling such shares. Since the Company never held shares of Elektra, management believes that such statements were misquoted by the Greek press. The subsidiary Laidlaw Global Securities and the Company have been assessed fines and penalties aggregating 1,257,168 Euros (US$1,119,004).

     These fines were levied after reviewing response letters filed by the Company's Greek counsel. Greek counsel to the Company will be filing Remedy Petitions before the CMC against the decisions assessing the fines, which is a form of an administrative proceeding. In the event the Remedy Petitions are rejected by the CMC, the Parent will file Writs of Annulment before the Conseil d'Etat, which is the Greek Court having jurisdiction over such matters. Since neither the Company, nor any of its subsidiaries, has (i) ever owned shares of Elektra, (ii) ever acted as a principal or agent for the purchase or sale of shares of Elektra, (iii) acted as a broker-dealer of securities of Elektra, or (iv) ever stated, publicly or otherwise, that it, or any of its subsidiaries, did hold, or intended to hold or own, shares of Elektra, it believes that the findings of the CMC will be overturned on appeal. The Company's counsel in Greece has advised that in their opinion, the fines imposed by the CMC are civil fines and can only be enforced against the assets of the Company in Greece. Further, they advise that any enforcement of fine in the United States would require commencing a new action in the United States.

     Plural, Inc. vs. Laidlaw Global Corporation, et. al.

     In November, 2001, Plural instituted action in the New York State Supreme Court for services rendered pursuant to a computer consulting agreement. Plural claims approximately $700,000 is due them pursuant to the agreement. The Company claims the services did not meet the terms of the agreement and plan to counterclaim for monies previously paid to Plural.

     The Company is subject to various other legal actions and claims arising out of the conduct of its business. Management of the Company, after consultation with outside legal counsel, believes that the resolution of these proceedings will not result in any material adverse effects on the Company's financial position. In the opinion of management of the Company, amounts accrued in connection with these matters are adequate.

     3. Employment Agreements

     The Company maintains agreements with key employees who also act as Chief Executive Officer and Chief Operating Officer(the "Executives"), subject to the following terms and conditions:

     In July of 2001, the Company entered into a 3 year employment agreement with the Chief Executive Officer (CEO). The agreement provided for an annual base salary of $165,000 (increasing to $200,000 if the Company successfully complete a debt or equity funding of a least $3,000,000). In addition to the base salary, the CEO shall receive a minimum annual performance bonus of the greater of $25,000 or 3% the Company's net income. The CEO shall also receive a 40% payout on all commissions generated from his customer accounts. The CEO is eligible to participate in all of the Company's employee benefit plans. During the term of the employment agreement the CEO shall be reimbursed for his reasonable business expenses. The CEO has agreed not to compete with the Company during the term of employment. The agreement includes customary provisions entitling the Company to terminate the executive's employment for cause or upon incapacitation or extended disability of the executive. The employment agreement also includes customary provisions to protect the Company's confidential information and protect the Company's ownership of among, other things, customer lists, products and pricing and financing techniques.

     In July of 2001, the Company entered into a 3 year employment agreement with the Chief Operating Officer (COO). The agreement provided for an annual base salary of $125,000 (increasing to $150,000 if the Company successfully completes a debt or equity funding of a least $3,000,000). In addition to the base salary, the COO shall receive a minimum annual performance bonus of the greater of $25,000 or 10% of the Company's net income. The COO is eligible to participate in all of the Company's employee benefit plans. During the term of the employment agreement the COO shall be reimbursed for his reasonable business expenses. The COO has agreed not to compete with the Company during the term of employment. The agreement includes customary provisions entitling the Company to terminate the executive's employment for cause or upon incapacitation or extended disability of the executive. The employment agreement also includes customary provisions to protect the Company's confidential information and, among other things, customer lists, products and pricing and financing techniques.

     In addition to the above employment contracts, the Company maintains standard employment agreements with 2 other officers.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE K - TRANSACTIONS WITH CLEARING BROKER AND CUSTOMERS

     Laidlaw Global Securities, Inc. ("LGS") conducts business with two separate clearing brokers, one of which executes and settles all non-U.S. equity trades for the LGS, on a fully disclosed basis, on behalf of its customers and for its own proprietary accounts pursuant to a clearance agreement.
     LGS earns commissions as an introducing broker for the transactions of its customers.

     In the normal course of business, LGS customer activities involve the execution of various customer securities transactions. These activities may expose LGS to off-balance-sheet risk in the event the customer or other broker is unable to fulfill its contracted obligations and LGS has to purchase or sell the financial instrument underlying the contract at a loss.

     LGS customer securities activities are transacted on either a cash or margin basis. In margin transactions, the clearing brokers extend credit to LGS customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, LGS is required to contact the customer and to either obtain additional collateral or to sell the customer's position if such collateral is not forthcoming. LGS is responsible for any losses on such margin loans, and has agreed to indemnify its clearing brokers for losses that the clearing brokers may sustain from the customer accounts introduced by LGS.

     LGS seeks to control the risks associated with these activities by reviewing the credit standing of each customer and counterparty with which it does business. Further, working with the clearing broker, it requires customers to maintain collateral in compliance with various regulatory and internal guidelines. Required margin levels are monitored daily pursuant to such guidelines. Customers are requested deposit additional collateral or reduce security positions when necessary. LGS exposure to these risks becomes magnified in volatile markets.

     In addition, LGS has sold securities that it does not currently own and will therefore be obligated to purchase such securities at a future date. LGS has recorded these obligations in the financial statements at the December 31, 2001 market values of the related securities, and will incur a loss if the market values of the securities increase subsequent to December 31, 2001.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE L - INCOME TAXES

     As of December 31, 2001, the Company has net operating loss carryforwards for Federal income tax purposes available to offset future taxable income. Pursuant to Section 382 of the Internal Revenue Code utilization of these carryforwards may become limited if certain ownership changes occur. The net operating loss carryforward losses are scheduled to expire as follows:

               Year ending December 31,
                   2014 through 2022                  $18,149,000
                                                       ==========

     The Company is not certain that it will realize the benefit of the net operating loss carryforwards and has recorded a valuation allowance for the full amount of the deferred tax asset. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future tax benefits will be realized.

     The components of the net deferred tax asset as of December 31, 2001 consist of the following:

                                                December 31,
                                                ------------
                                                    2001
                                                 ----------
Federal, net operating loss                      $5,082,000
State and local, net operating loss               3,321,000
                                                 ----------

                                                  8,403,000
Valuation allowance                               8,403,000
                                                 ----------

Recorded net tax asset                           $       --
                                                 ==========

The valuation allowance increased by $4,077,000 for the year ended December 31, 2001.

The difference between the statutory federal income benefit rate on the Company's loss before income tax benefit for the years ended December 31, 2001 and 2000 are summarized as follows:

                                                2001            2000
                                                ----            ----
Statutory federal income tax rate                (34%)           (34%)
State and local income tax rate,
  net of federal benefit                         (12%)           (12%)
Non-deductible expenses                            2%              4%
Change in valuation allowance                     44%             42%
                                                ----            ----
                                                  --              --
                                                ====            ====

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE M - TAX DEFERRED SAVINGS PLAN

     The Company maintains a defined contribution 401(k) plan which covers substantially all employees who are employed by the Company and its affiliates who have attained the age of 21. The Company has appointed individual trustees under the Plan and the assets are held with an outside agent. Additionally, the employer reserves the right to terminate the Plan, in whole or in part, at any time.

     The Plan allows each participant to contribute up to 15% of the participant's annual compensation to the Plan. Employee contributions are vested immediately. The Company, at the discretion of management, can elect to match up to 50% of each participant's salary deferrals to the extent such participant's contribution does not exceed 6% of compensation. Vesting in the Company match occurs ratably over a period of five-years. During 2001 and 2000, the Company contributed approximately $96,624 and $81,823, respectively, to the Plan.

NOTE N - INDUSTRY SEGMENTS

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

     Broker-Dealer: Activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, and brokerage services including conducting research on, originating and distributing both foreign and domestic equity and fixed income securities on a commission basis to both institutional and individual investors throughout the United States and abroad and for their own proprietary trading accounts.

     Laidlaw Global Securities, the Company's majority owned subsidiary, is substantially engaged in traditional trading, brokerage and investment banking services.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE N (continued)

     Foreign Operations and Major Customers: The Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two years in the period ended December 31, 2001 and 2000 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $4,167 and $2,290,834 respectively, which approximates .02% and 10% of external revenue, respectively. Additionally, the Company had no significant individual customers (domestic or foreign) as of December 31, 2001, or for each of the two years in the period ended December 31, 2001.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE N (continued)

     The following table sets forth the net revenues of these industry segments of the Company's business.

                                                           Year ended December 31,
                                                         --------------------------
                                                             2001           2000
                                                         -----------    -----------
Revenue from external customers
     Asset management                                    $ 3,997,273    $ 4,462,988
     Broker-dealer                                        11,694,941     18,498,549
     Corporate and other                                     800,971      1,105,652
                                                         -----------    -----------

         Total external revenue                          $16,493,185    $24,067,189
                                                         ===========    ===========

Inter-segment revenue
     Broker-dealer                                       $   197,781    $   200,000
                                                          ----------     ----------

          Total inter-segment revenue                    $   197,781    $   200,000
                                                         ===========    ===========

Interest revenue
     Asset management                                    $    30,686    $        --
     Broker-dealer                                           201,490        660,634
     Corporate and other                                      62,976        144,967
                                                         -----------    -----------

          Total interest revenue                         $   295,152    $   805,601
                                                         ===========    ===========

Interest expense
     Asset management                                    $        --    $    15,357
     Broker-dealer                                           220,491        141,196
     Corporate and other                                     532,749        199,264
                                                         -----------    -----------

          Total interest expense                         $   753,240    $   355,817
                                                         ===========    ===========

Depreciation and amortization expense
     Asset management                                    $    58,997    $    45,320
     Broker-dealer                                           105,153         82,656
     Corporate and other                                   2,040,936      1,552,690
                                                         -----------    -----------

          Total depreciation and amortization expense    $ 2,205,086    $ 1,680,666
                                                         ===========    ===========

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE N (continued)

                                                     Year ended December 31,
                                                 ------------------------------
                                                     2001              2000
                                                 ------------      ------------

Income Tax Expense (benefit)
     Asset management                            $         --      $    418,905
     Broker-dealer                                         --           800,000
     Corporate and other                                   --          (273,929)
                                                 ------------      ------------

          Total income tax expense               $         --      $    944,976
                                                 ============      ============

Net Loss
     Asset management                            $    303,733      $    468,213
     Broker-dealer                                 (6,639,678)       (1,459,744)
     Corporate and other                           (4,854,255)       (4,721,025)
                                                 ------------      ------------

          Total net loss                         $(11,190,200)     $ (5,712,556)
                                                 ============      ============

Total Assets
     Asset management                            $         --      $  3,533,562
     Broker-dealer                                  3,079,411         9,895,950
     Corporate and other                            3,566,707         9,341,065
                                                  -----------       -----------

          Total assets                           $  6,646,118      $ 22,770,577
                                                 ============      ============

Addition to Long-Lived Assets
     Asset management                            $         --      $    127,991
     Broker-dealer                                     49,861            73,133
     Corporate and other                               21,573         3,598,867
                                                 ------------      ------------

          Total addition to long-lived assets    $     71,434      $  3,799,991
                                                 ============      ============

NOTE O - STOCK OPTIONS

     During 1999, the Company established a stock option plan incorporated all outstanding options previously granted under the prior Laidlaw Holdings stock option plans. The plan allows the Company to grant options to employees of the Company, its subsidiaries and affiliates, for up to 4,350,000 shares of common stock at December 31, 2001. Options currently outstanding are exercisable either immediately or up to five years from the grant date and expire five years after the grant date.

     In October 2001, the Company reduced the exercise price on options to purchase 2,657,238 common shares from prices ranging from $0.75 to $8.00 per share to $0.25 per share. In accordance with APB 25, these are now accounted for as variable options and the Company recorded a charge of $754,714 in December 2001 representing the intrinsic value of the options at December 31, 2001.

     The Company applies APB 25 in accounting for stock options and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying Statement of Financial Accounting Standards No. 123 (SFAS No. 123) on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date of awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for each of the years ended December 31, 2001 and 2000 would have been approximately $11,972,000 or $0.46 per share and $6,814,445 or $0.25 per share, respectively. The weighted average fair value of the options granted are estimated at $0.35 and $1.46 per share respectively, for the years ended December 31, 2001 and 2000 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield 0%, volatility of 135% and 98%, risk-free interest rate of 4.77% for 2001 and 6.30% for 2000, and expected life of three years.

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE O (continued)

     A summary of the option activity for years ended December 31, 2001 and 2000 is as follows:

                                                   Year ended December 31,
                                       ------------------------------------------------
                                                2001                        2000
                                       -----------------------  -----------------------
                                                    Weighted-                 Weighted-
                                                     average                   average
                                                     exercise                  exercise
                                        Shares        price      Shares         price
                                        ------      ----------  ---------     ---------
Balance, beginning of year             4,066,663       $1.46    3,027,913       $1.44

Granted(1)                             4,027,238        0.28    1,515,000        1.30

Exercised                               (122,750)       0.25     (144,000)       0.83

Forfeited                             (1,679,380)       1.46     (332,250)       0.98

Cancelled(1)                          (2,657,238)       1.27           --          --

Balance, end of year                   3,634,533        0.25    4,066,663        1.46

(1) Includes options to purchase 2,657,238 common shares where the exercise price was reduced to $0.25.

     The status of outstanding stock options is summarized as of December 31, 2001 as follows:

                                                       Weighted-
                                                        average
                                                       remaining
                                  Options             contractual        Options
     Exercise price             outstanding           life (years)      exercisable
     --------------             -----------          --------------    ------------
        $ .25                    3,634,533                3.21           3,270,325

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE P - EARNINGS PER COMMON SHARE

     Earnings per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share excludes the dilutive effects of options and convertible securities and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect all potentially dilutive securities, as well as the related effect on net income. Set forth below is the reconciliation of net income (loss) applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:

                                                                 Year ended December 31,
                                                           --------------------------------
                                                               2001                2000
                                                           ------------        ------------
Numerator
    Net (loss) applicable to common shares
       for basic and diluted earnings per share            $(11,190,200)       $ (5,712,556)
                                                           ============        ============

Denominator
    Weighted-average common shares for basic
       and diluted earnings per share                        26,305,829          26,966,363
                                                           ============        ============
Basic and diluted
  earnings per common share                                $       (.43)       $      (0.21)
                                                           ============        ============

                   Laidlaw Global Corporation and Subsidiaries

                     Years ended December 31, 2001 and 2000

NOTE P (continued)

     Because the Company reported a net loss during the years ended 2001 and 2000, the calculation of diluted earnings per share does not include convertible securities, options and warrants, as they are antidilutive and would result in a reduction of the net loss per share. If the Company had reported net income, there would have been additional shares as of December 31,2001 and 2000 included in the calculation of diluted earnings per share.

NOTE Q - PRIOR PERIOD ADJUSTMENT

     In January 1999, the Company, in a joint venture with several individuals associated with the Company, formed Globeshare Group, Inc. (formerly Globe Electronic Exchange, Inc.) ("GGI") and its broker-dealer subsidiary, Globeshare. The Company received 16,380,000 shares of GGI common stock in exchange for expenses paid and services rendered by the Company on its behalf in the amount of $558,770, representing 59% of GGI's outstanding common stock. Other investors received 11,416,700 shares of GGI's common stock in exchange for $5,848,000. As the offering price per share to other investors exceeded the Company's carrying value per share, the Company should have increased its carrying value in GGI by approximately $2,960,000, with a corresponding increase in additional paid-in capital. Additional paid-in capital has been adjusted as of January 1, 2000 to reflect such increase. There is no effect on the Company's reported net income (loss) and net income (loss) per share in 1999 or 2000, as a result of this restatement.

NOTE R - SUBSEQUENT EVENT

     Laidlaw International S.A. was developed into a fully licensed French broker-dealer with a license issued in April, 2001 that allows it to do business in all of the European countries. However, after the September 11, 2001 events, the European market, deteriorated. In February, 2002, the French Commission Bancaire required a capital increase of 2 million Euros in order to maintain LI in compliance with French Net Capital Regulations. The deadline imposed by the French regulatory authority being very short, Laidlaw Global Corporation was unable to access additional capital prior to the nomination of an Administrator by the Commission Bancaire.

     Effective April 11, 2002, the French Administrator committed to a process of liquidation. Accordingly, the Company recognized a loss as of December 31, 2001 from the write-off of all its investment in the French subsidiary amounting to $634,562. Additional liability resulting from this liquidation, if any, cannot presently be determined.

     Laidlaw intends to maintain its European business directly from its U.S. operations and focus almost exclusively on Foreign investors in US securities and investments rather than the heavy infrastructure required to execute European related business.

     On March 5, 2002, Grant Thornton LLP ("Grant") notified the Laidlaw Board of Directors that pursuant to Section 10A of the Exchange Act of 1934 (the "Grant Report"), in their belief, an illegal act or acts may have occurred at Laidlaw during 2001 with respect to the repricing of stock options. Grant alleged in part that neither management nor the Board of Directors had taken sufficient steps to determine whether an illegal act had occurred within the meaning of Section 10A of the Exchange Act of 1934 and, accordingly, Grant notified the Securities and Exchange Commission (SEC). The Company has been notified that the SEC has commenced an informal investigation into this matter.