Form 10QSB
period 2002-03-31
LAIDLAW GLOBAL CORP
filed 2002-05-30
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2002

                                       OR

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)

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

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,201,465 shares of common stock as of April 30, 2002.

Transitional Small Business Disclosure Format (check one)

Yes |_| No |X|

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

a)    Consolidated Balance Sheets as of March 31, 2002 and
      December 31, 2001 ...............................................        4

b)    Consolidated Statements of Operations for the three months ended
      March 31, 2002 and 2001..........................................        5

c)    Consolidated Statements of Cash Flows for three months
      ended March 31,2002 and 2001.....................................        6

d)    Notes to Consolidated Financial Statements.......................  7 to 12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF
         OPERATIONS ................................................... 12 to 17

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS ............................................ 17 to 19

ITEM 5.  OTHER INFORMATION ............................................       23

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K .............................       19

               a)   EXHIBITS ..........................................       19

               b)   REPORTS ON FORM 8-K ...............................       20

SIGNATURES ............................................................       20

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                                 As of               As of
                                                                             March 31,2002     December 31, 2001
                                                                             -------------     -----------------
                                                                              (Unaudited)
                         ASSETS
Cash and cash equivalents                                                     $  2,608,382        $  2,220,119
Receivable from clearing broker and other receivables                              277,394             248,600
Securities owned, at market value                                                  139,461             314,764
Property, equipment and leasehold improvements -net                                589,734             679,708
Notes receivable                                                                   300,000           2,215,000
Deposits                                                                           379,485             379,485
Prepaid and other                                                                  515,713             588,442
                                                                              ------------        ------------

                                                                              $  4,810,169        $  6,646,118
                                                                              ============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                                 $    475,000        $    732,058
Securities sold but not yet purchased, at market value                                  --                 930
Accounts payable and accrued expenses                                            2,663,827           2,825,152
Commissions and compensation payable                                               339,939             243,656
Capitalized lease obligations                                                      317,836             421,701
Deferred revenue                                                                        --              99,722
Deferred rent                                                                      520,327             527,756
Other payable                                                                       30,000              30,000
                                                                              ------------        ------------

                                                                                 4,346,929           4,880,975
                                                                              ------------        ------------

Commitments and contingencies
Stockholders' equity
Common Stock; $.00001 par value; 50,000,000 shares
    authorized of the Company; 33,446,866 and 33,211,439 shares issued by the Company as of March 31, 2002 and December 31,
    2001, respectively                                                                 334                 332
Additional paid - in capital                                                    39,566,458          40,131,868
Treasury stock, at cost (5,771,400 shares and 5,632,500 shares as of            (2,487,647)         (2,415,054)
    March 31, 2002 and December 31, 2001, respectively)
Accumulated deficit                                                            (36,615,905)        (35,952,003)
                                                                              ------------        ------------


TOTAL STOCKHOLDERS' EQUITY                                                         463,240           1,765,143
                                                                              ------------        ------------


TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                      $  4,810,169        $  6,646,118
                                                                              ============        ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)

                                                        Three months ended
                                                             March 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
REVENUES
  Gross commissions                               $    729,495     $  2,248,678
  Asset management fees                                 60,300        1,333,280
  Corporate finance & private placement fees            79,167             --
  Investment income & trading profits                  432,639          838,926
  Other                                                 53,682          178,906
                                                  ------------     ------------

       Total Revenue                                 1,355,283       4,599,790
                                                  ------------     ------------

EXPENSES
  Salaries and benefits                                598,496        2,106,693
  Reversal of charge related to variable options      (636,036)            --
  Commissions                                          681,417        1,285,852
  Clearing fees                                        139,879          257,044
  Rent and utilities                                   198,580          425,582
  Depreciation and amortization                         89,974          540,907
  Client-related marketing                               3,436            6,618
  Travel and entertainment                             119,419           79,374
  Professional fees                                    298,117          393,190
  Dues and assessments                                  39,150          240,795
  Communications and information system                207,198          546,468
  Office                                                69,391          239,156
  Interest                                              30,390           79,854
  Loss from asset write offs                            35,264               --
  Amortization of goodwill                                  --          118,802
  Charge in connection with share exchange              70,628               --
  Other                                                 73,882          293,316
                                                  ------------     ------------

      Total Expenses                                 2,019,185        6,613,651
                                                  ------------     ------------

Loss before minority interest                         (663,902)      (2,013,861)

Minority interest                                           --         (539,036)
                                                  ------------     ------------

Loss before taxes                                     (663,902)      (1,474,825)

  Income Taxes                                              --               --
                                                  ------------     ------------

NET LOSS                                              (663,902)      (1,474,825)

  Accumulated deficit, beginning of period         (35,952,003)     (24,761,803)
                                                  ------------     ------------

  Accumulated deficit, end of period              $(36,615,905)    $(26,236,628)
                                                  ============     ============

NET LOSS PER SHARE
  Basic and diluted                               $       (.02)    $       (.05)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
  Basic and diluted                                 27,554,915       27,074,429
                                                  ============     ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                   Three months ended March 31,
                                                                       2002            2001
                                                                   ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                           $   (663,902)   $ (1,474,825)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Amortization of goodwill                                                     --         118,802
Depreciation and amortization                                            89,974         540,907
Deferred rent                                                            (7,429)         (7,430)
Minority interest in earnings                                                --        (539,036)
Reversal of charge related to variable options                         (636,036)             --
Charge in connection with share exchange                                 70,628              --

(Increase) decrease in operating assets:
  Due from clearing brokers and other receivables                       (28,794)         56,950
  Marketable securities owned                                           175,303         966,519
  Deposit                                                                    --        (163,085)
  Prepaid and other asset                                                72,729         398,503
Increase (decrease) in operating liabilities
  Marketable securities sold but not yet purchased                         (930)        302,870
  Accounts payable and accrued expenses                                (161,325)       (934,224)
  Commission and compensation payable                                    96,283         239,588
  Deferred revenue                                                      (99,722)        (37,150)
  Other liabilities                                                          --           7,371
                                                                   ------------    ------------

Net cash used in operating activities                                (1,093,221)       (524,240)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of Property, Equipment and Leasehold Improvements                 --        (228,186)
  Payment for leased equipment                                         (103,865)        (61,033)
                                                                   ------------    ------------

Net cash used in investing activities                                  (103,865)       (289,219)

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                            (72,593)        (22,933)
  Repayment of notes payable                                           (257,058)             --
  Proceeds from notes receivable                                      1,915,000              --
  Proceeds from issuance of notes payable                                    --         939,585
                                                                   ------------    ------------

Net cash provided by financing activities                             1,585,349         916,652
                                                                   ------------    ------------

Net increase in cash and cash equivalents                               388,263         103,193

CASH - BEGINNING OF PERIOD                                            2,220,119       1,899,274
                                                                   ------------    ------------

CASH - END OF PERIOD                                               $  2,608,382    $  2,002,467
                                                                   ============    ============

Supplemental disclosure for cash flow information:

  Cash paid during the period for interest                         $     30,390    $     79,854
  Cash paid during the period for taxes                            $      2,650    $        921

Supplemental schedule of non cash investing and financing activities:

    During the periods ended May 31, 2002 and 2001 the following transactions occurred:

        Purchases of equipment through capital lease                         --          43,147

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

For the three months ended March 31, 2002 and 2001

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Laidlaw Global Corporation (the Company) is a holding company whose wholly- or majority-owned operating subsidiaries include Laidlaw Holdings, Inc. (Laidlaw Holdings), Laidlaw Global Securities, Inc. (Laidlaw Global Securities), Westminster Securities Corporation, (Westminster), which the Company sold in June, 2001, H&R Acquisition Corporation (HRAC), an 81%-owned subsidiary which maintains a 100% interest in Howe & Rusling, Inc., (H&R) which the Company sold in December, 2001, Globeshare Group, Inc., (GGI), formerly Global Electronic Exchange, Inc. a 97%-owned internet-based investment services company established on June 14, 1999 which maintains a 100% interest in Globeshare, Inc. (Globeshare), an internet-based broker-dealer, whose operations were integrated with Laidlaw Global Securities in October, 2001, Laidlaw Pacific (Asia) Ltd.
(LPA), a registered broker-dealer and Investment Advisor with the Hong Kong Securities and Futures Commission, which ceased operations in 2001, and Laidlaw International, S.A., (LI) a 99.8% owned broker-dealer based in France, which ceased operations in April, 2002. The business activities include securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has a significant accumulated deficit as of March 31, 2002. In addition, the Company continues to incur substantial losses. Accordingly, the Company anticipates that it will require additional sources of funding during 2002 to maintain its operations and to provide sufficient regulatory net capital for its broker-dealer operations. The Company is dependent on outside sources of financing and is presently pursuing several alternatives, although no additional financing is imminent. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

Certain prior year amounts have been restated to conform to the current year presentation.

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

NOTE C - NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiaries are subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 for Laidlaw Global Securities. At March 31, 2002, Laidlaw Global Securities was required to maintain minimum net capital of $105,899 and had total net capital of $1,106,916 which was $1,001,017 in excess of its minimum requirement.

NOTE D - NOTES PAYABLE AND SUBORDINATED BORROWINGS

Notes payable and borrowings under subordination agreements at March 31, 2002 consist of the following:

                                                                   March 31,2002
                                                                   -------------
Convertible Notes, 8% due 6/01/02                                      $ 225,000
Convertible Notes, 10% due 6/01/02                                       250,000
                                                                      ----------
                                                                       $ 475,000
                                                                      ==========

On March 14, 2001, LI obtained a loan of $446,350 through the issuance of an 8%
note in which the principal and interest are due in one year. This loan was assumed by the Company in December 2001 in the amount of $482,058 which included interest of $35,708 to original maturity date. If the Company defaults as defined in the agreement, then the noteholder may, in lieu of payment of the Principal Amount, convert the note into common stock of the Company at the conversion price of $0.30 per Common Share. In March and April of 2002, the terms were renegotiated wherein $50,000 of the note was converted into 333,329 shares of the Company's stock with the balance of the principal and interest payable in varying installments with the final payment due in July 2002. No additional interest is charged on the note from March 14, 2002 until July 2002.

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

In March 2002, the Company borrowed securities worth $397,600 and returned the same by the end of the month. In connection with these borrowings, the Company paid interest at the rate of 8% for the period the securities were borrowed.

NOTE E - COMMITMENTS AND CONTINGENCIES

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

NOTE F - INDUSTRY SEGMENTS

In 2002 and prior years, the Company operated in two principal segments of the financial services industry: Asset Management and Broker-Dealer activities. Corporate services consist of general and administrative services that are provided to the segments from a centralized location and are included in corporate and other.

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

Foreign Operations and Major Customers: The Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two periods ended March 31, 2002 and 2001 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $27,500 and $6,188 respectively, which approximates 2.32% and .13% of external revenue, respectively. Additionally, the Company had no significant individual customers (domestic or foreign) as of March 31, 2002, or for each of the periods ended March 31, 2002 and 2001.

The following table sets forth the net revenues of these industry segments of the Company's business.

                                                   Three months ended March 31,
                                                  -----------------------------
                                                      2002             2001
                                                  ------------     ------------
                                                          (Unaudited)
Revenue from external customers
    Asset management                              $     60,300     $  1,076,359
    Brokerage                                        1,277,372        3,221,692
    Corporate and other                                 17,611          301,739
                                                  ------------     ------------

          Total external revenue                  $  1,355,283     $  4,599,790
                                                  ============     ============

Net (loss)
    Asset management                              $         --     $    125,920
    Brokerage                                         (221,694)      (1,154,371)
    Corporate and other                               (442,208)        (446,374)
                                                  ------------     ------------

          Total net (loss)                        $   (663,902)    $ (1,474,825)
                                                  ============     ============

Total assets
    Asset management                              $         --     $  3,341,389
    Brokerage                                        3,489,898       11,332,349
    Corporate and other                              1,320,270        6,552,769
                                                  ------------     ------------

          Total assets                            $  4,810,168     $ 21,226,507
                                                  ============     ============

NOTE G - EARNINGS PER COMMON SHARE

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

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                        2002           2001
                                                    ------------   ------------
                                                           (Unaudited)

Numerator
  Net loss applicable to common shares for basic
      and diluted earnings per share                $   (663,902)  $ (1,474,825)
                                                    ------------   ------------

Denominator
    Weighted-average common shares for basic
       and diluted earnings per share                 27,554,915     27,074,429
                                                    ------------   ------------
Earnings (loss) per common share
    Basic and diluted                               $       (.02)  $       (.05)
                                                    ============   ============

All outstanding warrants and options were excluded from the computation of the diluted earnings per share because the Company incurred losses for the three months period ended March 31, 2002 and 2001 and the effect would have been antidilutive.

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

Numerous changes in the operation of the businesses of Laidlaw Global Corporation occurred during fiscal year 2001.The interest in H&R Acquisition Corp. was sold on December 26, 2001 pursuant to a Stock Purchase Agreement dated December 21, 2001. Accordingly, the information for fiscal 2001 for H & R Acquisition Corp. pertains to the period January 1 to December 26, 2001. Westminster Securities Corporation, a NYSE member firm acquired by Laidlaw on July 1, 1999, was sold on June 12, 2001. The sale of Westminster Securities Corporation was completed pursuant to the Amended and Restated Stock Purchase Agreement dated June 7, 2001. The Agreement stipulated that the transactions shall be treated solely for tax and financial reporting purposes as having an effective date of May 31, 2001. Accordingly, the information for fiscal 2001 for Westminster incorporated in this report pertains to the five months ended May 31, 2001. Globeshare, Inc., filed for withdrawal of its registration as a broker/dealer with the NASD on November 20, 2001. The operations and customer accounts of the on-line broker were transferred to Laidlaw Global Securities on October 5, 2001 after duly informing the customers. After September 11, 2001, the European market, an essential part of the business generated by the French subsidiary, Laidlaw International, deteriorated and has not recovered as promptly as the U.S. markets. In early February, 2002, the French Commission Bancaire demanded a capital increase of 2 million Euros in order to maintain the French subsidiary in Compliance with French Net Capital Regulations. Laidlaw Global Corporation had to make a hard decision since it could not support its European operations while keeping adequate capital for the U.S. operations. With a very short deadline imposed by the French regulatory authority, Laidlaw Global Corporation determined not to provide the additional capital and this resulted in the nomination of an Administrator for Laidlaw International by the Commission Bancaire. Effective April 11, 2002, the French Administrator committed to a process of liquidation. Accordingly, the Company recognized a loss as of December 31, 2001 from the write off of all its investment in the French subsidiary amounting to $634,562. In March 2002, the Company incurred an additional expense of $35,264 in connection with the final settlement in closing the operations of the French subsidiary as required by the French Administrator.

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

Global Economic and Market Developments in the Quarter Ended March 31, 2002

Although the global economy demonstrated some initial signs of recovery, conditions in the global financial markets remained difficult in the quarter ended March 31, 2002.

In Europe, certain business survey data within the region reported preliminary indications that economic performance was beginning to improve and that industrial production was beginning to recover from the declines experienced during much of fiscal 2001. As a result of these developments as well as indications of increased activity in the U.S., the European Central Bank left the benchmark interest rate unchanged during the quarter.

In the U.S., continuing concerns about the depressed level of economic activity that existed during much of fiscal 2001 prevailed at the beginning of the first quarter of fiscal 2002. Subsequent news on economic activity bolstered the view that the economy was beginning to stabilize. The information reviewed at the January 29-30, 2002 Federal Open Market Committee (FOMC) meeting indicated that consumer spending had held up remarkably well, investment orders had firmed further, and the rate of decline in manufacturing production had lessened toward the end of 2001. On some signs that the economy was beginning to mend and with monetary policy having been eased substantially, the FOMC decided not to make any further rate cutbacks during the first quarter of fiscal 2002. However, the FOMC still continued to see a trend toward economic weakness.

These uncertain and turbulent market and economic environment adversely affected the results of operations of Laidlaw Global Securities, Inc. (LGSI), the remaining subsidiary of the Company, for the first quarter of fiscal 2002, as the net income for each of its two business segments (brokerage and asset management) declined from the levels in fiscal 2001. LGSI's brokerage business recorded lower revenues from its investment banking, institutional sales and trading, and individual securities activities in fiscal 2002 as compared with fiscal 2001. The decline in revenues in the LGSI's asset management business reflected a decrease in customer assets under management and supervision.

The Board of Directors has continued its efforts to position Laidlaw in new markets and ventures, while trying to optimize the business structure of Laidlaw. These efforts have included the sale and closing of subsidiaries, where it was determined that such efforts were in the best interest of the company as a whole. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Subsidiaries" included in the Form 10-KSB. Management continues to focus its activities in areas that take into consideration the operational structure of Laidlaw and the need to allocate resources efficiently giving priority to ventures that can reasonably be expected to self-finance on a short term basis. The current Laidlaw business model is geared to maintain and enhance shareholder value through strategic alliances and prudent marketing initiatives.

Results of Operations for the Three Months Ended March 31, 2002 and 2001

Laidlaw posted a loss of $0.7 million for the first quarter of 2002, compared to the net loss of $1.5 million for the first quarter of 2001. While there was a decrease in the net loss, losses continue due to the adverse economic conditions experienced both domestically and internationally that persisted in the first quarter of 2002 since the market decline that started the second half of 2000. Generally weak stock prices in emerging markets, coupled with low trading volume, adversely affected Laidlaw.

Domestically, the steep decline of Nasdaq had a great impact on Laidlaw, as its institutional clients focused their investments in the technology sector. The combination of sharp reduction in commission revenues from overseas markets, the drop in volume received from institutional investors, and the sale of loss generating subsidiaries in fiscal 2001 have resulted in a decrease of approximately $0.3 million in net loss from operations in the first quarter of 2002 as compared to the first quarter of 2001. In addition , in March 2002, the Company recorded a credit of $636,000 related to stock options subject to variable pricing.

Basic and diluted loss per common share was $.02 in the quarter ended March 31, 2002 as compared to a basic and diluted loss per share of $.05 in the quarter ended March 31, 2001.

Operations of three subsidiaries, Laidlaw Global Securities, Inc. Globeshare Group, Inc., and Laidlaw International, S.A.,significantly contributed to the loss incurred during the first quarter of fiscal 2002. Laidlaw Global Securities, Inc. saw a sharp decrease in its commissions volume strictly related to the market performance of the emerging global markets and the NASDAQ market in the U.S. Globeshare Group, Inc. still incurred depreciation costs on the remaining carrying value of computer hardware and software as well as interest expense on the note payable which was fully paid in May, 2002 and the equipment lease contracts. The Company incurred an additional expense of $35,264 in March 2002 pertinent to the final settlement of the closing down of the operations of the Laidlaw International subsidiary as required by the French Administrator.

Laidlaw's income is derived form its operation in two principal segments of the financial services industry, namely asset management and brokerage activities. Income from those activities is summarized as follows.

Brokerage commission revenues which represent 54% and 49% of total revenues for the first quarter of the fiscal years 2002 and 2001, respectively, are geographically categorized as follows:

For the quarter ended March 31, 2002, LGSI generated revenues of $146,802 from its activities on behalf of foreign and U.S. institutional customers in foreign markets and $582,693 from its activities in the U.S. markets. For the quarter ended March 31, 2001, revenues of $631,529 were generated from the activities of Laidlaw Global Securities on behalf of foreign and U.S.institutional customers in foreign markets and revenues of $2,200,000 were generated from the activities of Laidlaw Global Securities and Westminster in the U.S. markets. Globeshare generated $112,540 revenues from online trading U.S. and overseas customers. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals.

Asset Management fees from LGSI amount to $60,300 for the quarter ended March 31, 2002, which represents 4% of the Company's revenue. Asset Management fees from Howe & Rusling and partly from LGSI amount to $1,333,280 for the quarter ended March 31, 2001, which represents 29% the Company's revenue. Corporate finance fees of LGSI for the quarter ended March 31, 2002 amount to $79,167, which represents 6% of the Company's revenue. Trading profit of LGSI amount to $432,639 for the quarter ended March 31, 2002, which represents 32% of the Company's revenue. Trading profit of LGSI and Westminster amount to $838,926 for the quarter ended March 31, 2001, which represents 18% of the Company's revenue. Other revenue, which consists principally of interest income and rebates on securities trades, amount to $53,682 and $178,906 for the quarters ended March 31, 2002 and 2001, respectively, which represent 4% of the Company's revenue for both periods.

Laidlaw aims at diversifying its commission revenues by generating a large portion of its revenues from an expanded retail customer business in LGSI.

Salaries and other employee costs for the quarter ended March 31, 2002 decreased to $0.6 million from $2.1 million for the quarter ended March 31, 2001. The decrease in this expense primarily relates to the reduction of personnel in LGSI, the cessation of operations Globeshare, Inc. and Laidlaw International, and the sale of Westminster and H & R Acquisition Corp.

The Company recorded a credit of $636,036 related to stock options subject to variable pricing with a corresponding decrease to additional paid-in capital.

Commissions expense for the quarter ended March 31, 2002 decreased to $0.7 million from $1.3 million for the quarter ended March 31, 2001. The decrease is attributable to the decrease in commission revenue.

Clearing expenses for the quarter ended March 31, 2002 decreased to $0.14 million from $0.26 million for the quarter ended March 31, 2001. Clearing expenses, which primarily consist of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the decrease related to the decline in commission revenue.

Rent and utility expenses for the quarter ended March 31, 2002 decreased to $0.2 million from $0.4 million for the quarter ended March 31, 2001. Rent and utility expenses include cost of leasing office space and space with our Internet service provider. The decrease is primarily attributable to the rental income received from Westminster Securities Corp. starting June 2001, the increase in the rental income from the sublease of another office space in New York to a non-affiliated party, the sale of H & R Acquisition Corp., and the cessation of the Laidlaw International operations.

Depreciation and amortization expenses for the quarter ended March 31, 2002 decreased to $0.09 million from $0.5 million for the quarter ended March 31, 2001. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, decreased primarily due to the asset write down recorded in 2001 to adjust Globeshare's investment in computer hardware and customized application software to their net realizable value and to the sale of Westminster and H & R Acquisition Corp.

Travel and entertainment expenses for the quarter ended March 31, 2002 increased to $0.12 million from $0.08 million for the quarter ended March 31, 2001. The increase in travel and entertainment expenses are attributed to the efforts of management to obtain financing for the Company.

Professional fees for the quarter ended March 31, 2002 decreased to $0.3 million from $0.4 million for the quarter ended March 31, 2001. The increase in accounting fees and legal fees pertinent to the efforts of management in negotiating funding for the firm and to the sale of assets and subsidiaries was offset by the reduction of the fees paid by the Westminster and H & R Acquisition Corp. subsidiaries.

Dues and assessments for the quarter ended March 31, 2002 decreased to $0.04 million from $0.2 million for the quarter ended March 31, 2001. The decrease in dues and assessments resulted from reduction of the registration fees paid to the NASD and the various states by LGSI with the resignation of certain personnel and from the lower state corporate franchise taxes. The sale of Westminster in June, 2001 and H & R acquisition Corp. in December, 2001 as well as the cessation of the operations of Globeshare, Inc. and Laidlaw International also contributed to the reduction of dues.

Communications and information systems expenses for the quarter ended March 31, 2002 decreased to $0.2 million from $0.5 million for the quarter ended March 31, 2001. Communications and information systems expenses, which include telephone, quotes and other information costs, decreased due to the reduction of services with the cessation of operations of Globeshare, Inc. in October, 2001 and the sale of Westminster Securities effected in June 2001.

Interest expense for the quarter ended March 31, 2002 decreased to $0.03 million from $0.08 million for the quarter ended March 31, 2001. The decrease in interest expense resulted from the settlement of most of the borrowing by the Company in 2001 and the elimination of the carrying cost charged by the clearing broker of the Westminster subsidiary for its inventory positions.

There was no amortization of goodwill for the quarter ended March 31, 2002 as compared to the $0.12 million charge for the quarter ended March 31, 2001. All the goodwill were written off upon the sale of the Westminster and H & R Acquisition Corp. subsidiaries.

In March 2002, the Company incurred an additional expense of $35,264 in connection with the final settlement in closing the operations of the French subsidiary as required by the French Administrator.

All other expenses for the quarter ended March 31, 2002 decreased to $0.07 million from $0.3 million for the quarter ended March 31, 2001. These expenses consist, among other things, of office supplies, insurance, and other miscellaneous expenses. The decrease in these expenses resulted from the reduced cost of operations stemming from the contraction in the volume of operations, the cessation of operations of Globeshare, Inc. and the sale of Westminster effected on May 31, 2001and H & R Acquisition Corp.in December 28, 2001

Liquidity and Capital Resources

The Company has incurred continuing net loss from fiscal year ended December 31, 2001 through the first quarter of fiscal 2002. As a result of these matters, the Company has continued to experience net cash outflows from operations. Although the Company believes that it will have the resources to maintain its operations through cost control measures which have been instituted, cash flow from continuing growth of operations, and financial support from existing shareholders which has been promised orally, the Company may need to seek additional infusions of capital. Management is in discussion with prospective investors to furnish such capital, but no definitive purchase agreements have been executed and there is no assurance that we will be able to finalize such an agreement.

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

The Balance Sheet

The following table sets forth our total assets, adjusted assets, leverage ratios and book value per share. The purpose of illustrating these ratios is to indicate the liquidity and financial position of Laidlaw for the quarter ended March 31, 2002 despite the net loss incurred on a year to date basis. The decrease in total assets as of March 31, 2002 compared to those as of December 31, 2001 attributed mainly to the loss sustained for the period.

                                    As of           As of
                                 March 2002     December 2001
                                   (in $ except for ratios)

Adjusted Assets (1)               4,810,169       6,646,118
Leverage Ratio (2)                    10.38            3.76
Adjusted Leverage Ratio (3)           10.38            3.76
Book value per share (4)               0.02            0.36
Quick ratio (5)                        0.88            1.14

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

ITEM 5. OTHER INFORMATION

Laidlaw has received notice from NASD Regulation, Inc. ("NASD"), that its staff has made a preliminary determination to recommend that disciplinary action be brought against Laidlaw's subsidiary Laidlaw Global Securities, Inc., for allegedly violating certain NASD Conduct Rules by engaging in sales of unregistered securities of Laidlaw during the period June 9-September 9, 1999. The notice permits us to file a statement with the NASD setting forth why such an action should not be brought and we intend to do so.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

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

      10.2 Employment Agreement between Registrant and Roger Bendelac, dated as of January 1, 2000(3)

      10.3 Employment Agreement between Registrant and Daniel Bendelac, dated as of January 1, 2000(3)

      10.4           Exchange Agreement to acquire Laidlaw Pacific, dated
                     May 20, 1999(4)

      10.5 Amendment to Exchange Agreement to acquire Laidlaw Pacific, dated March 29, 2000(4)

      10.6 Employment Agreements between Registrant and Roger Bendelac dated as of July 12, 2001.

      10.7           Employment Agreements between
                     Registrant and Harit Jolly dated as of July 12, 2001.

      21.1           List of Subsidiaries of Laidlaw Global Corporation(5)

      23.1           Consent of Independent Auditor.(5)

      23.2           Consent of Independent Auditor.(5)

----------

      (1) Such document is hereby incorporated herein by reference to Laidlaw's Current Report on Form 8-K dated June 8, 1999.

      (2) Such document is hereby incorporated herein by reference to Laidlaw's Registration Statement on Form 8-A filed October 15, 1999.

      (3) Such document is hereby incorporated herein by reference to Laidlaw's Registration Statement on Form SB-2 filed February 14, 2000.

      (4) Such document is hereby incorporated herein by reference to Laidlaw's Current Report on Form 8-K filed April 12, 2000.

      (5) Such document is incorporated by reference to Laidlaw's Annual Report on Form 10-KSB filed on May 17, 2002.

(b)   Reports on Form 8-K

      On January 29, 2002, Registrant filed a Current Report primarily relating to the sale of its entire stock interest in H & R Acquisition Corp.

      On March 11, 2002, Registrant filed a Current Report stating that its independent accountant had resigned and that Richard A. Eisner & Company, LLP had been engaged as its new independent accountants. Pursuant to Section 10A of the Exchange Act of 1934, the prior accountants filed a report with the Securities and Exchange Commission("SEC") stating that an illegal act or acts may have occurred at the Registrant during 2001. The acts referred to the cancellation and pricing of stock options. The report stated in part "that neither management nor the Board of Directors had taken sufficient steps to determine whether or not an illegal act has occurred. The report continued that "without the ability to determine the accurate facts and circumstances", the accountants "would be unable to issue an audit report." The Registrant engaged an independent director and counsel to look into the matter and both persons concluded that "no unlawful or deceptive practices, or fraudulent conduct" was engaged in by the Registrant. The Registrant filed its response with the SEC vigorously rejecting the contentions in the report.

      On March 29, 2002, Registrant filed an amendment to the Current Report filed on March 11th. The amendment included as an exhibit, a letter from its prior accountant stating whether it agreed or disagreed with the statements made by the Registrant in the original report.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                           LAIDLAW GLOBAL CORPORATION


May 30, 2002                                 By: /s/ Roger Bendelac
                                                 --------------------------
                                                 Roger Bendelac,
                                                 Chief Executive Officer