Form 10QSB
period 2002-06-30
LAIDLAW GLOBAL CORP
filed 2002-08-19
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

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

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 28,199,466 shares of common stock as of June 30, 2002.

Transitional Small Business Disclosure Format (check one)

Yes |_| No |X|

                                TABLE OF CONTENTS


PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS
a)    Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 .....................................    3

b)    Consolidated Statements of Operations for the three and six months ended June 30, 2002 and 2001............    4

c)    Consolidated Statements of Cash Flows for the three and six months ended June 30, 2002 and 2001............    5

d)    Notes to Consolidated Financial Statements.................................................................    6 to 12

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
         CONDITION AND RESULTS OF
         OPERATIONS..............................................................................................   12 to 17

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .......................................................................................  17 to 19

ITEM 5.  OTHER INFORMATION........................................................................................     19
ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K.........................................................................

               a)   EXHIBITS .....................................................................................  19 to 20

               b)   REPORTS ON FORM 8-K ..........................................................................  20 to 21


SIGNATURES .......................................................................................................     21

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS


                       Laidlaw Global Corporation and Subsidiaries

                               CONSOLIDATED BALANCE SHEETS

                                                                          As of               As of
                                                                      June 30, 2002     December 31, 2001
                                                                      -------------     -----------------
                                                                       (Unaudited)

                         ASSETS
Cash and cash equivalents                                             $    632,162        $  2,220,119
Receivable from clearing broker and other receivables                       23,373             248,600
Securities owned, at market value                                        1,695,133             314,764
Equipment and leasehold improvements -net                                  500,228             679,708
Notes receivable                                                         2,479,248           2,215,000
Deposits                                                                   366,662             379,485
Prepaid and other                                                          591,710             588,442
                                                                      ------------        ------------

                                                                      $  6,288,516        $  6,646,118
                                                                      ============        ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                         $  4,115,634        $    732,058
Securities sold but not yet purchased, at market value                      42,500                 930
Accounts payable and accrued expenses                                    2,355,841           2,825,152
Commissions and compensation payable                                       112,312             243,656
Capitalized lease obligations                                              235,743             421,701
Deferred revenue                                                                --              99,722
Deferred rent                                                              512,897             527,756
Other payable                                                               30,000              30,000
                                                                      ------------        ------------

                                                                         7,404,927           4,880,975
                                                                      ------------        ------------

Commitments and contingencies
Stockholders' equity
Common Stock; $.00001 par value; 50,000,000 shares
    authorized of the Company; 33,974,866 and 33,211,439 shares issued by the Company as of June 30, 2002 and December 31,
    2001, respectively                                                         339                 332
Additional paid - in capital                                            39,679,654          40,131,868
Treasury stock, at cost (5,775,400 shares and 5,632,500 shares          (2,489,197)         (2,415,054)
  as of  June 30, 2002 and December 31, 2001, respectively)
Accumulated deficit                                                    (38,307,207)        (35,952,003)
                                                                      ------------        ------------

TOTAL STOCKHOLDERS' EQUITY (NET DEFICIT)                                (1,116,411)          1,765,143
                                                                      ------------        ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                              $  6,288,516        $  6,646,118
                                                                      ============        ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                  Three months ended                      Six months ended
                                                                       June 30,                                June 30,
                                                           --------------------------------        --------------------------------
                                                               2002                2001                2002                 2001
                                                           ------------        ------------        ------------        ------------
REVENUES
  Gross commissions                                        $    519,261        $  2,404,703        $  1,895,337        $  5,329,870
  Asset management fees                                          59,405           1,241,270             119,705           2,574,550
  Corporate finance & private placement fees                     14,722             268,158              93,889             268,158
  Investment trading profits (losses)                          (544,067)            433,840            (758,009)            596,277
  Other                                                          35,569             160,633              89,251             339,539
                                                           ------------        ------------        ------------        ------------

       Total Revenue                                             84,890           4,508,604           1,440,173           9,108,394
                                                           ------------        ------------        ------------        ------------


EXPENSES
  Salaries and other employee costs                             527,697           2,135,744           1,126,193           4,242,437
  Charge (reversal of charge)related to variable options         35,121                  --            (600,915)                 --
  Commissions                                                   249,315           1,077,615             930,732           2,363,467
  Clearing and floor brokerage                                   62,371             437,785             202,250             694,829
  Occupancy                                                     150,776             422,083             349,356             847,665
  Depreciation                                                   89,507             552,767             179,480           1,093,674
  Advertising & contributions                                       549             118,976               3,985             125,594
  Travel and entertainment                                       36,895             128,210             156,314             207,584
  Professional fees                                             577,452             369,528             875,569             762,718
  Dues and assessments                                           49,784             142,696              88,934             383,491
  Quotes & information                                          130,202             592,882             337,400           1,139,350
  Office supplies, postage, messengers, printing                 28,093             200,210              97,484             439,366
  Interest                                                       23,340             142,340              53,730             222,194
  Amortization of goodwill                                           --             107,155                  --             225,957
  Loss from sale of subsidiary                                    1,206           1,615,722              36,470           1,615,722
  Settlement of liability                                      (289,879)                 --            (289,879)                 --
  Exchange of subsidiary shareholder's stock                      3,080                  --              73,708                  --
  Provision for doubtful accounts                                55,428             582,368              55,428             582,368
  Other                                                          45,255             114,125             119,138             407,441
                                                           ------------        ------------        ------------        ------------

      Total Expenses                                          1,776,192           8,740,206           3,795,377          15,353,857
                                                           ------------        ------------        ------------        ------------

Loss before minority interest                                (1,691,302)         (4,231,602)         (2,355,204)         (6,245,463)

Minority interest                                                    --            (498,537)                 --          (1,037,573)
                                                           ------------        ------------        ------------        ------------

Loss before taxes:                                           (1,691,302)         (3,733,065)         (2,355,204)         (5,207,890)

  Income Taxes                                                       --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                     (1,691,302)         (3,733,065)         (2,355,204)         (5,207,890)

  Accumulated deficit, beginning of period                  (36,615,905)        (26,236,628)        (35,952,003)        (24,761,803)
                                                           ------------        ------------        ------------        ------------

  Accumulated deficit, end of period                       $(38,307,207)       $(29,969,693)       $(38,307,207)       $(29,969,693)
                                                           ============        ============        ============        ============

NET LOSS PER SHARE
  Basic                                                    $       (.06)       $       (.14)       $       (.08)       $       (.20)
                                                           ============        ============        ============        ============
  Diluted                                                  $       (.06)       $       (.14)       $       (.08)       $       (.20)
                                                           ============        ============        ============        ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
  Basic                                                      28,113,465          29,323,146          27,834,190          26,698,787
                                                           ============        ============        ============        ============

  Diluted                                                    28,113,465          29,323,146          27,834,190          26,698,787
                                                           ============        ============        ============        ============

The accompanying notes are an integral part of these consolidated statements.

                       Laidlaw Global Corporation and Subsidiaries
                          CONSOLIDATED STATEMENTS OF CASH FLOWS
                                       (Unaudited)

                                                                 Three months ended June 30,           Six months ended June 30,
                                                                  2002               2001               2002               2001
                                                              ------------       ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                             $(1,691,302)       $(3,733,065)       $(2,355,204)       $(5,207,890)
Adjustments to reconcile net income (loss) to net
Cash provided by (used in) operating activities:
Amortization                                                           --            107,155                 --            225,957
Depreciation                                                       89,506            552,767            179,480          1,093,674
Deferred rent                                                      (7,430)            (7,429)           (14,859)           (14,859)
Minority interest in earnings                                          --           (498,536)                --         (1,037,572)
Loss from sale of subsidiary                                           --          1,611,072                 --          1,611,072
Foreign exchange difference                                            --            (79,502)                --            (79,502)
Provision for doubtful account                                     55,428            582,368             55,428            582,368
Charge in connection with share exchange                            3,080                 --             73,708                 --
Reversal of charge related to variable options                     35,121                 --           (600,915)                --
Unrealized loss on securities                                     137,810                 --            137,810                 --

(Increase) decrease in operating assets:
  Due from clearing brokers and other receivables                 254,021             79,790            225,227            136,740
  Marketable securities owned                                    (121,406)        (2,887,216)            53,897         (1,920,697)
  Deposit                                                          12,823           (425,117)            12,823           (588,202)
  Prepaid and other asset                                          57,886           (264,681)           130,615            133,822
Increase (decrease) in operating liabilities
  Marketable securities sold but not yet purchased                 42,500           (231,429)            41,570             71,441
  Notes payable                                                        --          2,528,974                 --          2,528,974
  Accounts payable and accrued expenses                          (307,987)           559,543           (469,312)          (374,681)
  Customers' margin deposit                                            --          1,699,060                 --          1,699,060
  Commission and compensation payable                            (227,627)            61,815           (131,344)           301,403
  Deferred revenue                                                     --            (11,397)           (99,722)           (48,547)
  Other liabilities                                                    --               (250)                --              7,121
                                                              -----------        -----------        -----------        -----------

Net cash provided by (used in) operating activities            (1,667,577)          (356,078)        (2,760,798)          (880,318)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of  Equipment and Leasehold Improvements                    --            (88,427)                --           (359,760)
                                                              -----------        -----------        -----------        -----------

Net cash used in investing activities                                  --            (88,427)                --           (359,760)

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                       (1,550)            (2,486)           (74,143)           (25,419)
  Repayment of notes payable                                     (375,000)                --           (632,058)                --
  Proceeds from collection of notes receivable                    150,000                 --          2,065,000                 --
  Proceeds from issuance of notes payable                              --            285,180                 --          1,224,765
  Proceeds from sale of subsidiary                                     --            700,000                 --            700,000
  Payment for leased equipment                                    (82,093)          (154,587)          (185,958)          (172,473)
                                                              -----------        -----------        -----------        -----------

Net cash provided by (used in) financing activities              (308,643)           828,107          1,172,841          1,726,873
                                                              -----------        -----------        -----------        -----------

NET (DECREASE) INCREASE IN CASH                                (1,976,220)           383,602         (1,587,957)           486,795


CASH - BEGINNING OF PERIOD                                      2,608,382          2,002,467          2,220,119          1,899,274
                                                              -----------        -----------        -----------        -----------

CASH - END OF PERIOD                                          $   632,162        $ 2,386,069        $   632,162        $ 2,386,069
                                                              ===========        ===========        ===========        ===========

Supplemental disclosure for cash flow information:

  Cash paid during the period for interest                    $    23,340        $   136,340        $    53,730        $   207,194
  Cash paid during the period for taxes                       $    18,701        $     9,664        $    21,351        $    10,585

Supplemental schedule of non cash investing and financing activities:

    During the periods ended June 30, 2002 and 2001 the following transactions occurred:

        Purchases of equipment through capital lease                   --                 --                 --             43,147
        Securities for notes payable                            1,761,386                 --          1,761,386                 --
        Note receivable assigned to Company received
          in exchange for note payable to London
          Capital Group                                         2,329,248                 --          2,329,248                 --
        Conversion of note  payable and interest into
          Common stock                                             75,000                 --             75,000                 --

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries


                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of June 30, 2002
          And for the six and three months ended June 30, 2002 and 2001

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

On December 26, 2001, the Company sold its interest in HRAC pursuant to a Stock Purchase Agreement dated December 21, 2001. Accordingly, all assets, liabilities, equity and results of operations of H & R for fiscal 2001 pertain to the period through December 26, 2001.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has a significant accumulated deficit as of June 30, 2002. In addition, the Company continues to incur substantial losses. Accordingly, the Company anticipates that it will require additional sources of funding during 2002 to maintain its operations and to provide sufficient regulatory net capital for its broker-dealer operations. The Company is dependent on outside sources of financing and is presently pursuing several alternatives, although no additional financing is imminent. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

NOTE B - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July, 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141, Business Combinations (SFAS No. 141) and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets (SFAS No. 142). The new standards require that all business combinations initiated after June 30, 2001 be accounted for under the purchase method. In addition, all intangible assets acquired that are obtained through contractual or legal right, or are capable of being separately sold, transferred, licensed, rented or exchanged shall be recognized as an asset apart from goodwill. Goodwill and intangibles with indefinite lives will no longer be subject to amortization, but will be subject to at least an annual assessment for impairment by applying a fair value based test. There was no material impact to the Company from its adoption of SFAS NO. 142.

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

NOTE C - NET CAPITAL REQUIREMENTS

Laidlaw Global Securities, Inc. is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 for Laidlaw Global Securities. At June 30, 2002, Laidlaw Global Securities was required to maintain minimum net capital of $100,000 and had total net capital of $537,403 which was $437,403 in excess of its minimum requirement. As discussed in Note D, during the quarter ended June 30, 2002 Laidlaw Global Securities received $1 million of additional capital and a $727,788 paydown on an intercompany receivable from the Company.

NOTE D - NOTES PAYABLE AND SUBORDINATED BORROWINGS

Notes payable and borrowings under subordination agreements at June 30, 2002 consist of the following:

Convertible Notes, 10% due 8/01/02                                   $    25,000
Note Payable, 4% due 9/15/02                                           1,033,598
Note  Payable, 4% due 9/15/02                                            727,788
Note Payable, 4% due 9/01/02                                           2,329,248
                                                                     -----------
                                                                     $ 4,115,634
                                                                     ===========

On March 14, 2001, LI obtained a loan of $446,350 through the issuance of an 8%
note in which the principal and interest are due in one year. This loan was assumed by the Company in December 2001 in the amount of $482,058 which included interest of $35,708 to original maturity date. If the Company defaults as defined in the agreement, then the noteholder may, in lieu of payment of the Principal Amount, convert the note into common stock of the Company at the conversion price of $0.30 per Common Share. In March and April of 2002, the terms were renegotiated wherein $50,000 of the note was converted into 333,329 shares of the Company's stock with the balance of the principal and interest payable in varying installments with the final payment due in May 2002. No additional interest is charged on the note from March 14, 2002 until May 2002.

On April 5, 2001, GGI obtained a loan of $250,000 through the issuance of a 10% convertible subordinated note in which the interest is due on a semi-annual basis and the principal on April 5, 2002. Under the terms of the note, the noteholder may convert into GGI stock at the greater of $.65 per share or a 40% discount from the initial public offering price per share or into Company common shares at a price of $.55 per share. In March and April 2002 the terms were renegotiated wherein $50,000 of the note was converted into 166,670 shares of the Company's common stock and the balance is repayable in varying installment payments through August, 2002. No additional interest is charged on the note from April 5, 2002 until August 2002. The balance outstanding at June 30, 2002 is $25,000.

In March 2002, the Company borrowed securities worth $397,600 from a related party and returned the same by the end of the month. In connection with these borrowings, the Company paid interest at the rate of 8% for the period the securities were borrowed.

In May, 2002, the Company borrowed securities worth $1,033,598 from a related party through the issuance of a 4% promissory note due June 30, 2002. Under the terms of the loan agreement, the Lender acknowledges a fixed valuation for the securities and agrees to accept the return of such securities as full repayment of the principal sum due on the Note notwithstanding the market valuation of the securities on the Repayment date. The lender reserves the right to demand the return of the securities in lieu of any other form of repayment. At maturity, this note was extended under the same terms to expire on September 15, 2002. As of June 30, 2002, $1,000,000 of these securities were contributed by the Company as capital to the Laidlaw Global Securities. As discussed in Note A, the Company is dependent on outside sources of financing and is presently pursuing several alternatives. If the Company is not successful in raising additional financing or is unable to extend the due date of the note past September 15, 2002, the Company may not have the resources to repay the note without recalling all of the securities contributed to Laidlaw Global Securities, Inc.

In June, 2002, the Company borrowed securities worth $727,788 from a related party through the issuance of a 4% promissory note due September 15, 2002. Under the terms of the loan agreement, the Lender acknowledges a fixed valuation for the securities and agrees to accept the return of such securities as full repayment of the principal sum due on the Note notwithstanding the market valuation of the securities on the Repayment date. The lender reserves the right to demand the return of the securities in lieu of any other form of repayment. As of June 30, 2002, the Company had transferred all of these borrowed securities to the Laidlaw Global Securities, Inc. subsidiary as a partial payment of its intercompany liability. As discussed in Note A, the Company is dependent on outside sources of financing and is presently pursuing several alternatives. If the Company is not successful in raising additional financing or is unable to extend the due date of the note past September 15, 2002, the Company may not have the resources to repay the note without recalling all of the securities contributed to Laidlaw Global Securities, Inc.

On June 15, 2002, Laidlaw and London Capital Group Ltd. ("LCG"), a British Virgin Island company, signed a stock purchase agreement whereby LCG agreed to purchase from Laidlaw an equity interest representing 51% of the voting shares of Laidlaw on a fully diluted basis. LCG was to purchase this equity on or before June 28, 2002 for US $3.2 million.

LCG was not able to meet the initial closing date. In consideration of Laidlaw extending the closing to July 30, 2002 or such earlier date as the parties may agree, LCG assigned to Laidlaw a third party demand note from an entity publicly traded on the London Stock Exchange, in the agreed upon amount of 2,356,060 Euros ( US$ 2,329,248) secured only by a reciprocal note of Laidlaw to LCG. LCG further agreed that in the event that LCG did not close the purchase by July 30, 2002 for any reason other than the action of Laidlaw, it would forgive $500,000 of the repayment obligation on the reciprocal note.

On July 30, 2002, LCG failed to abide by the terms of the funding agreement. Laidlaw notified LCG that the transaction terminated and maintained its right to a $500,000 penalty under the terms of the agreement. Subsequently, upon the request of LCG which assured Laidlaw that it has arranged for the necessary funds to complete a revised proposal, Laidlaw agreed to voluntarily refrain from seeking the enforcement of its penalty in order to provide LCG with an opportunity to submit a revised proposal. Laidlaw initially agreed to wait until August 16, 2002 before acting and has agreed to extend that deadline to August 31, 2002. Laidlaw has no obligation to accept such proposal but intends to review same to determine the respective benefits to Laidlaw from proceeding with LCG or enforcing the penalty.

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation

Galacticomm Technologies, Inc. vs. Laidlaw Global Securities, Inc.

The Company is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. The Company acted as a member of a selling group, pursuant to which the Company agreed to purchase 200,000 shares of Galacticomm at $5.40 per share and 200,000 warrants of Galacticomm at $0.09 per warrant. Additionally, the Company agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. The Company satisfied all its commitments as part of its agreement with the lead underwriters. Prior to the settlement of the IPO, the lead underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the lead underwriters, the lead underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the underwriting group in a Florida state court seeking damages for breach of the underwriting agreement. The Company believes that the outcome of this matter will not have a material effect on its financial position, results of operations or liquidity.

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

Plural, Inc. vs. Laidlaw Global Corporation, et. al.

In November, 2001, Plural instituted action in the New York State Supreme Court for services rendered pursuant to a computer consulting agreement. Plural claimed approximately $700,000 is due them pursuant to the agreement. In June, 2002, Plural and Laidlaw entered into a settlement agreement wherein the payment by Laidlaw of $40,000 to Plural by August 2, 2002 shall cause all claims or counterclaims which are or could be asserted, including but not limited to those set forth in the Complaint and the draft counterclaims, to be dismissed with prejudice, without costs, for which purpose either party may tender an appropriate form of judgment to the Court, on notice. Payment of the settlement amount has been made by Laidlaw.

Estate of Harold Slote v. Laidlaw Global Securities, Inc.("LGS"), Drake Capital Securties, Inc. ("Drake"), Gruntal & Co., LLC ("Gruntal") et al.

The Claimant alleges that a registered representative while employed at LGS, Drake and Gruntal, made investments on behalf of Harold Slote which were unsuitable and in contravention of Mr. Slote's investment goals. Plaintiff seeks $36,091 in compensatory damages against LGS and $571,193 from all defendants for alleged lost opportunities, interest, attorney's fees, costs and punitive damages. Trial of the matter is scheduled to commence in September, 2002. LGS believes it is highly unlikely that Claimant will prevail on its claim for punitive damages or attorneys' fees and its claim against LGS is limited for compensatory damages of $36,091. LGS believes it will be successful in defending all claims which were instituted against it.

Liptak v. Laidlaw Holdings Asset Mangement, Inc. Laidlaw Global Securities, Inc. et al

The Claimant alleges unauthorized trades, unsuitability, fraud, conversion, breach of fiduciary duty by a former registered representative and failure to properly supervise. A hearing was held on the matter by an NASD arbitration panel in July 2002 and post-hearing memoranda have been submitted. Claimant seeks damages in excess of $750,000. LGS was aware that the registered representative had been terminated by another broker/dealer for "selling away", i.e. conducting business on behalf of the a customer outside of the firm and without the firm's knowledge.

LGS hired the registered representative but imposed enhanced supervisory/compliance procedures. Notwithstanding the procedures and unbeknownst to LGS, the registered representative continued the practice of "selling away" and the issue is whether LGS took necessary measures to prevent the registered representative from harming his customers while at LGS. A decision is expected and an adversarial outcome cannot be excluded. LGS counsel believes that the law supports the denial of liability position by LGS in this case and that any adversarial decision will bring forth an appeal in federal court by LGS.

Bergmann v. Laidlaw Global Corp. and Roger Bendelac

Claimant seeks $953,000 in damages alleging Roger Bendelac, now the Company's Chief Executive Officer, failed to sell Claimant's shares of the Company when directed to do so. Claimant obtained shares of the Company in August 1999 upon the conversion of a convertible note issued by Laidlaw Global Securities, Inc. Mr. Bergmann sought to sell the shares in January

2000. Pursuant to the requirements of Rule 144, Claimant was not eligible to sell the shares until August 2000 by which time the value of the shares had dropped substantially. Further, Mr. Bendelac had become the Chief Executive Officer of the Company and no longer handled the Bergmann account. Special Counsel has interposed an answer to the Statement of Claim and petitioned the NASD for dismissal of the claim based upon applicable law. The NASD has not yet appointed a panel to hear the matter.

Thomas v. Laidlaw Global Securities, Inc., Coleman & Co. and Andrew Fine.

Claimant alleges the respondents are liable to him for an amount between $100,000 and $500,000. Claimant was a customer of LGS and Andrew Fine was his former registered representative. Prior to becoming a broker at LGS, Mr. Fine worked at Coleman & Co. where Mr. Thomas was his customer. The account was subsequently transferred from Coleman & Co. to LGS when Mr. Fine became employed by LGS.

Claimant alleges broker Fine subjected his account to unnecessary risks contrary to his investment objectives. Claimant focuses his complaint on investments in a company known as Razorfish, Inc., a company which is now the target of intense regulatory scrutiny for committing securities fraud. In making representations to his customer. Mr. Fine believed the information disseminated by Razorfish to be correct.

The acts complained of by Mr. Thomas occurred while Mr. Fine was employed at Coleman & Co. Stock of Razorfish was purchased for the Thomas account before the account was transferred to LGS. The Thomas account at LGS never exceeded approximately $20,000 and any exposure to the Company is limited. It is anticipated that the matter will be set for trial in late 2002 or early 2003.

NASD Regulatory Matter

The NASD has commenced a formal investigation against LGS pertaining to certain trading activities that LGS engaged in, in the stock of the Company during the period June through September, 1999. The NASD alleges that a firm trader and others improperly traded restricted shares of the Company from the LGS proprietary account. LGS is one of the targets of the investigation and pursuant to the invitation of the NASD, furnished a Wells submission (legal brief outlining the reasons why charges should not be brought) to them.

Special Counsel to LGS has discussed settlement of the matter with the NASD which may involve disgorgement of trading profits, payment of a fine and admission of a violation of securities laws.

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

Foreign Operations and Major Customers: The Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two periods ended June 30, 2002 and 2001 other than commission and

Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $40,000 and $6,188 respectively, which approximates 2.78% and .07% of external revenue, respectively. Additionally, the Company had no significant individual customers (domestic or foreign) as of June 30, 2002, or for each of the periods ended June 30, 2002 and 2001.

The following table sets forth the net revenues of these industry segments of the Company's business.

                                       Six months ended June 30,
                                    -----------------------------
                                        2002             2001
                                    ------------     ------------
                                             (Unaudited)
Revenue from external customers
    Asset management                $   119,705      $  2,085,294
    Brokerage                         1,292,172         6,295,443
    Corporate and other                  28,296           727,657
                                    -----------      ------------

Total external revenue              $ 1,440,173      $  9,108,394
                                    ===========      ============

Net (loss)
    Asset management                $        --      $    245,989
    Brokerage                        (1,742,065)       (3,610,025)
    Corporate and other                (613,139)       (1,843,854)
                                    -----------      ------------

Total net (loss)                    $(2,355,204)     $ (5,207,890)
                                    ===========      ============

Total assets (1)
    Asset management                $        --      $  3,534,888
    Brokerage                         2,698,988        13,706,338
    Corporate and other               3,589,528         1,125,768
                                    -----------      ------------

 Total assets                       $ 6,288,516      $ 18,366,994
                                    ===========      ============

(1) The decrease in assets is primarily due to the sale of the Westminster Securities Corp. subsidiary in May, 2001.

NOTE G - LOSS PER COMMON SHARE

Loss per common share are computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share excludes the dilutive effects of options and convertible securities and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect all potentially dilutive securities, as well as the related effect on net income. Set forth below is the reconciliation of net income (loss) applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:

                                                     Six Months ended June 30,
                                                    ----------------------------
                                                        2002           2001
                                                    ------------   ------------
                                                           (Unaudited)


Numerator
  Net loss applicable to common shares for basic
      and diluted earnings per share                $ (2,355,204)  $ (5,207,890)
                                                    ------------   ------------


Denominator
    Weighted-average common shares for basic
       and diluted earnings per share                 27,834,190     26,698,787
                                                    ------------   ------------
Loss per common share
    Basic and diluted                               $       (.08)  $       (.20)
                                                    ============   ============

All outstanding warrants and options were excluded from the computation of the diluted earnings per share because the Company incurred losses for the six month period ended June 30, 2002 and 2001 and the effect would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Laidlaw Global Corporation is a financial services firm that operates in two business segments: brokerage, which includes investment banking and sales and trading, and asset management.

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

Numerous changes in the operation of the businesses of Laidlaw Global Corporation occurred during fiscal year 2001.The interest in H&R Acquisition Corp. was sold on December 26, 2001 pursuant to a Stock Purchase Agreement dated December 21, 2001. Accordingly, the information for fiscal 2001 for H & R Acquisition Corp. pertains to the period January 1 to December 26, 2001. Westminster Securities Corporation, a NYSE member firm acquired by Laidlaw on July 1, 1999, was sold on June 12, 2001. The sale of Westminster Securities Corporation was completed pursuant to the Amended and Restated Stock Purchase Agreement dated June 7, 2001. The Agreement stipulated that the transactions shall be treated solely for tax and financial reporting purposes as having an effective date of May 31, 2001. Accordingly, the information for fiscal 2001 for Westminster incorporated in this report pertains to the five months ended May 31, 2001. Globeshare, Inc. filed for withdrawal of its registration as a broker/dealer with the NASD on November 20, 2001. The operations and customer accounts of the on-line broker were transferred to Laidlaw Global Securities on October 5, 2001 after duly informing the customers. After September 11, 2001, the European market, an essential part of the business generated by the French subsidiary, Laidlaw International, deteriorated and had not recovered. In early February, 2002, the French Commission Bancaire demanded a capital increase of 2 million Euros in order to maintain the French subsidiary in Compliance with French Net Capital Regulations. Laidlaw Global Corporation had to make a hard decision since it could not support its European operations while keeping adequate capital for the U.S. operations. With a very short deadline imposed by the French regulatory authority, Laidlaw Global Corporation determined not to provide the additional capital and this resulted in the nomination of an Administrator for Laidlaw International by the Commission Bancaire. Effective April 11, 2002, the French Administrator committed to a process of liquidation. Accordingly, the Company recognized a loss as of December 31, 2001 from the write off of all its investment in the French subsidiary amounting to $634,562. In March 2002, the Company incurred an additional expense of $35,264 in connection with the final settlement in closing the operations of the French subsidiary as required by the French Administrator.

Market fluctuations in both U.S. and overseas markets, as well as general global economic factors have and may continue to significantly affect Laidlaw's operations. These factors include economic and market conditions; the availability of capital; the availability of credit; the level and volatility of equity prices and interest rates; currency values and other market indices; and technological changes and events. The increased use of the Internet for securities trading and investment services are important factors that may affect Laidlaw's operations. Inflation and the fear of inflation as well as investor sentiment and legislative and regulatory developments will continue to affect the business conditions in which our industry operates. Such factors may also have an impact on Laidlaw's ability to achieve its strategic objectives, including growth in assets under management, investment banking and brokerage service activities.

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

Laidlaw's results of operations also may be materially affected by competitive factors. Recent and continuing global convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations even though Laidlaw's strategy has been to position itself in markets where it believes it has an advantage over its competition due to strong local connections and access to foreign brokerage firms and investors. Laidlaw, though global in its scope, sees itself as becoming a local player throughout the world. Revenues in any particular period may not be representative of full-year results and may vary significantly from year to year and from quarter to quarter. Laidlaw intends to manage its businesses for the long term and help mitigate the potential effects of market downturns by strengthening its competitive position in the financial services industry through diversification of its revenue sources. Laidlaw's overall financial results will continue to be affected by its ability and success in maintaining high levels of profitable business activities, emphasizing technological updates and innovation, and carefully managing risks in all the securities markets in which it is involved. In addition, the complementary trends in the financial services industry of consolidation and globalization present, among other things, technological, risk management and other infrastructure challenges that will require effective resource allocation in order for Laidlaw to regain profitabilty and competitiveness.

Global Economic and Market Developments in the Three and Six Months Ended June 30, 2002

Although the global economy demonstrated some initial signs of recovery, conditions in the global financial markets remained difficult in the second quarter ended June 30, 2002.

In Europe, certain business survey data within the region reported preliminary indications that economic performance was beginning to improve and that industrial production was beginning to recover from the declines experienced during much of fiscal 2001. As a result of these developments as well as indications of increased activity in the U.S., the European Central Bank (ECB) left the benchmark interest rate unchanged during the quarter.

In the U.S., the quarter began with signs of return to sustained healthy economic growth, with imbalances in inventories and capital goods appearing largely to have worked off, inflation remaining quite low, and productivity growth remarkably strong. However, as the quarter progressed, conflicting economic signals became apparent. The quarterly average unemployment rate increased .3% in the second quarter to 5.9%, the equity markets continued to decline, and consumer confidence continued to erode. Overall, the U.S. economy proved resilient despite considerable uncertainties about the return to corporate profitability, about the ongoing distrust of corporate financial reporting, and about possible risks from global political events and terrorism. Against that backdrop and with monetary policy having been eased substantially, the Federal Open Market Committee (FOMC) decided not to make any further rate cutbacks during the first six months of fiscal 2002. Low interest would motivate consumers to keep spending and businesses to invest, forces that would eventually bolster economic growth. However, the FOMC still continued to see a trend toward economic weakness.

These uncertain and turbulent market and economic environment adversely affected the results of operations of Laidlaw Global Securities, Inc. (LGSI), the remaining subsidiary of the Company, for the first six months of fiscal 2002, as the net income for each of its two business segments (brokerage and asset management) declined from the levels in fiscal 2001. LGSI's brokerage business recorded lower revenues from its investment banking, institutional sales and trading, and individual securities activities in fiscal 2002 as compared with fiscal 2001. The decline in revenues in the LGSI's asset management business reflected a decrease in customer assets under management and supervision.

The Company has continued its efforts to position Laidlaw in new markets and ventures, while trying to optimize the business structure of Laidlaw. These efforts have included the sale and closing of subsidiaries, where it was determined that such efforts were in the best interest of the company as a whole. Refer to "Management's Discussion and Analysis of Financial Condition and Results of Operations - Sale of Subsidiaries" included in the Company's Annual Report on Form 10-KSB for 2001. Management continues to focus its activities in areas that take into consideration the operational structure of Laidlaw and the need to allocate resources efficiently giving priority to ventures that can reasonably be expected to self-finance on a short term basis. The current Laidlaw business model is geared to maintain and enhance shareholder value through strategic alliances and prudent marketing initiatives.

Results of Operations For the Three and Six Month Periods Ended June 30, 2002 and 2001

Laidlaw posted a loss of $1.7 million in the second fiscal quarter of 2002, compared to the net loss of $3.7 million in the second fiscal quarter of 2001. While there was a decrease in the net loss, losses continue due to the adverse economic conditions experienced both domestically and internationally that persisted in the second quarter of 2002 since the market decline that started the second half of 2000. Generally weak stock prices in emerging markets, coupled with low trading volume, adversely affected Laidlaw.

Domestically, the steep decline of Nasdaq had a great impact on Laidlaw, as its institutional clients focused their investments in the technology sector. The combination of sharp reduction in commission revenues from overseas markets, the drop in volume received from institutional investors, and the sale of loss generating subsidiaries in fiscal 2001 have resulted in a decrease of approximately $2.0 million in net loss from operations in the second quarter of 2002 as compared to the second quarter of 2001. In addition, in May 2002, the Company recorded a credit of $289,879 related to the settlement of a liability. This credit was, however, partially offset by a charge pertinent to stock options subject to variable pricing.

Basic loss per common share was $.06 and $.08 in the three and six month period ended June 30, 2002, respectively, as compared to a basic loss of $.14 and $.20 in the three and six month period ended June 30, 2001.

Operations of two subsidiaries, Laidlaw Global Securities, Inc. and Globeshare Group, Inc., significantly contributed to the loss incurred during the second quarter of fiscal 2002. Laidlaw Global Securities, Inc. saw a sharp decrease in its commissions volume strictly related to the market performance of the emerging global markets and the NASDAQ market in the U.S. Globeshare Group, Inc. still incurred interest expense on the note payable which was fully paid in August , 2002 and on the equipment lease contracts.

Laidlaw's income is derived from its operation in two principal segments of the financial services industry, namely asset management and brokerage activities. Income from those activities is summarized as follows.

Brokerage commission revenues which represent 132% and 58% of total revenues for the six month period ended June 30, 2002 and June 30, 2001, respectively, are geographically categorized as follows:

For the six months ended June 30, 2002, LGSI generated revenues of $181,500 from its activities on behalf of foreign and U.S. institutional customers and $1,713,837 from it activities in the U.S. markets. For the six months ended June 30, 2001, revenues of $862,508 were generated from the activities of LGSI on behalf of foreign and U.S. institutional customers and $3.652 million were generated from the activities of LGSI and Westminster Securities Corporation in the U.S. markets. Globeshare generated $746,082 revenues from online trading U.S. and overseas customers. Laidlaw International generated revenues of $69,409 from transactions in the French market and other European Union countries, in particular, the German market. The investors transacting in the U.S. markets are both U.S. and non U.S. entities and individuals.

Asset Management fees from LGSI amount to $119,705 for the six months ended June 30, 2002, which represent 8% of the firms revenue for the period. Asset Management fees from Howe & Rusling and partly from LGSI amount to $2,574,550 for the six months ended June 30, 2001, which represent 28% of the firm's revenue for the period. Corporate finance fees of LGSI amount to $93,889 and $268,158 for the six months ended June 30, 2002 and June 30, 2001, respectively, which represent 7% and 3% of the firm's revenue for the respective periods. Trading loss of LGSI amount to $758,009 for the six months ended June 30, 2002. Trading profit of LGSI, Laidlaw International, S.A. and Westminster amount to $596,277 for the six months ended June 30, 2001, which represents 7% of the firm's revenue. Other revenue, which consists principally of interest income, amount to $89,251 and $339,539 for the six months ended June 30, 2002 and June 30, 2001, respectively, which represent 6% and 4% of the firm's revenue for the respective periods.

In the future Laidlaw will aim at diversifying its commission revenues by generating a large portion of its revenues from an expanded retail customer business in LGSI.

Salaries and other employee costs for the six months ended June 30, 2002 decreased to $1.1 million from $4.2 million for the six months ended June 30, 2001. Salaries and other employee costs for the three months ended June 30, 2002 decreased to $527,697 from $2.1 million for the three months ended June 30, 2001. The decrease in this expense primarily relates to the reduction of personnel in the LGSI, the cessation of operations of Globeshare, Inc. and Laidlaw International, and the sale of Westminster and H & R Acquisition Corp.

The Company recorded a net credit of $600,915 for the six months ended June 30, 2002 and a charge of $35,121 for the three months ended June 30, 2002 related to stock options subject to variable pricing. The net credit resulted in a corresponding decrease in additional paid-in capital and the charge resulted in a corresponding increase in said capital account.

Commissions expense for the six months ended June 30, 2002 decreased to $930,732 from $2.4 million for the six months ended

June 30, 2001. Commissions expense for the three months ended June 30, 2002 decreased to $249,315 from $1.1 million for the three months ended June 30, 2001. The decrease is attributable to the decrease in commission revenue.

Clearing expenses for the six months ended June 30, 2002 decreased to $202,250 from $694,829 for the six months ended June 30, 2001. Clearing expenses for the three months ended June 30, 2002 decreased to $62,371 from $437,785 for the three months ended June 30, 2001. Clearing expenses, which primarily consist of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the reduction in such expenses related to the decline in commission revenue.

Occupany expenses for the six months ended June 30, 2002 decreased to $349,356 from $847,665 the six months ended June 30, 2001. Occupancy expenses for the three months ended June 30, 2002 decreased to $150,776 from $422,083 for the three months ended June 30, 2001. Occupancy expenses include cost of leasing office space and space with our Internet service provider. The decrease is primarily attributable to the rental income received from Westminster Securities Corp. starting June 2001, the increase in rental income from the sublease of another office space in New York to a non-affiliated party, the sale of H & R Acquisition Corp., and the cessation of the Laidlaw International operations.

Depreciation and amortization expenses for the six months ended June 30, 2002 decreased to $179,480 from $1,093,674 for the six months ended June 30, 2001. Depreciation and amortization expenses for the three months ended June 30, 2002 decreased to $89,507 from $552,767 for the three months ended June 30, 2001. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, decreased primarily due to the asset write down recorded in 2001 to adjust Globeshare's investment in computer hardware and customized application software to their net realizable value, to the sale of Westminster and H & R Acquisition Corp., and the cessation of operations of Laidlaw International.

Advertising and contribution expenses for the six months ended June 30, 2002 decreased to $3,985 from $125,594 for the six months ended June 30, 2001. Advertising and contribution expenses for the three months ended June 30, 2002 decreased to $549 from $118,976 for the three months ended June 30, 2001. The decrease in advertising and contribution expenses resulted from the efforts of management in reducing costs in developing strategic alliances in promoting brand name recognition for Laidlaw as well as the sale of Westminster and H & R Acquisition Corp. and the cessation of operations of Globeshare and Laidlaw International.

Travel and entertainment expenses for the six months ended June 30, 2002 decreased to $156,314 from $207,584 for the six months ended June 30, 2001. Travel and entertainment expenses for the three months ended June 30, 2002 decreased to $36,895 from $128,210 for the three months ended June 30, 2001. The decrease in travel and entertainment expenses are attributed to the efforts of management to minimize costs in light of the difficult market conditions that continually persist in 2002 as well as the sale of Westminster and H & R Acquisition Corp. and the cessation of operations of Globeshare and Laidlaw International.

Professional fees for the six months ended June 30, 2002 increased to $875,569 from $762,718 for the six months ended June 30, 2001. Professional fees for the three months ended June 30, 2002 increased to $577,452 from $369,528 for the three months ended June 30, 2001. The increase in professional fees resulted from the incremental accounting fees incurred pertinent to the change of auditors in March, 2002 and the year-end audit of Laidlaw International in France. The increase was partially offset by the decrease in professional fees with the sale of Westminster and H & R Acquisition Corp. and the cessation of operations of Globeshare and Laidlaw International.

Dues and assessments for the six months ended June 30, 2002 decreased to $88,934 from $383,491 for the six months ended June 30, 2001. Dues and assessments for the three months ended June 30, 2002 decreased to $49,784 from $142,696 for the three months ended June 30, 2001. The decrease in dues and assessments resulted from reduction of the registration fees paid to the NASD and the various states by Laidlaw Global Securities with the resignation of certain personnel and from the diminished state corporate income taxes. The sale of Westminster in June, 2001 and H & R Acquisition Corp. in December, 2001 as well as the cessation of operations of Globeshare, inc. and Laidlaw International also contributed to the reduction of dues.

Quotes and information systems expenses for the six months ended June 30, 2002 decreased to $337,400 from $1,139,350 for the six months ended June 30, 2001. Quotes and information systems expenses for the three months ended June 30, 2002 decreased to $130,202 from $592,882 for the three months ended June 30, 2001. Quotes and information systems expenses, which include telephone, quotes and other information costs, decreased due to the reduction of services with the cessation of operations of Globeshare, Inc. and Laidlaw International in the last quarter of 2001 and the sale of the Westminster Securities effected in June 2001.

Interest expense for the six months ended June 30, 2002 decreased to $53,730 from $222,194 for the six months ended June 30, 2001. Interest expense for the three months ended June 30, 2002 decreased to $23,340 from $142,340 for the three months ended June 30, 2001. The decrease in interest expense resulted from the settlement of most of the borrowings by the Company in 2001 and the elimination of the carrying costs charged by the clearing brokers of the Westminster and Laidlaw International subsidiaries for their inventory positions.

Loss on sale of subsidiaries of $36,470 for the six months ended June 30, 2002 represent $35,264 additional expense incurred by the Company in March, 2002 pertinent to the final settlement of the cessation of operations of the Laidlaw International subsidiary as required by the French administrator and $1,206 loss on the cessation of operations of Laidlaw Pacific (Asia), the subsidiary that was not operational since its acquisition.

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

The Company recognized a credit of $289,879 for the three months and six months ended June 30, 2002 pertinent to the settlement in June, 2002 of the claims by and counterclaims against Plural, a software developer.

There was no amortization of goodwill for the six and three months ended June 30, 2002 as compared to the charges of $225,957 and $107,155 for the six and three months ended June 30, 2001, respectively. All the goodwill were written off upon the sale of the Westminster and H & R Acquisition Corp. subsidiaries.

All other expenses for the six months ended June 30, 2002 decreased to $345,758 from $1,429,175 for the six months ended June 30, 2001. All other expenses for the three months ended June 30, 2002 decreased to $131,856 from $896,703 for the three months ended June 30, 2001. These expenses consist, among other things, of office supplies, insurance, bad debts, and other miscellaneous expenses. The decrease in these expenses resulted from the reduced cost of operations stemming from the contraction in the volume of operations, the cessation of operations of Globeshare, Inc. and Laidlaw International and the sale of Westminster effected on May 31, 2001 and H & R Acquisition Corp.on December 26, 2001.

SUBSEQUENT EVENTS

On June 15, 2002, Laidlaw and London Capital Group Ltd. ("LCG"), a British Virgin Island company, signed a stock purchase agreement whereby LCG agreed to purchase from Laidlaw an equity interest representing 51% of the voting shares of Laidlaw on a fully diluted basis. LCG was to purchase this equity on or before June 28, 2002 for US $3.2 million.

LCG was not able to meet the initial closing date. In consideration of Laidlaw extending the closing to July 30, 2002 or such earlier date as the parties may agree, LCG assigned to Laidlaw a third party demand note from an entity publicly traded on the London Stock Exchange, in the agreed upon amount of 2,356,060 Euros (US$ 2,329,248) secured only by a reciprocal note of Laidlaw to LCG. LCG further agreed that in the event that LCG did not close the purchase by July 30, 2002 for any reason other than the action of Laidlaw, it would forgive $500,000 of the repayment obligation on the reciprocal note.

On July 30, 2002, LCG failed to abide by the terms of the funding agreement. Laidlaw notified LCG that the transaction terminated and maintained its right to a $500,000 penalty under the terms of the agreement. Subsequently, upon the request of LCG which assured Laidlaw that it has arranged for the necessary funds to complete a revised proposal, Laidlaw agreed to voluntarily refrain from seeking the enforcement of its penalty in order to provide LCG with an opportunity to submit a revised proposal. Laidlaw initially agreed to wait until August 16, 2002 before acting and has agreed to extend that deadline to August 31, 2002. Laidlaw has no obligation to accept such proposal but intends to review same to determine the respective benefits to Laidlaw from proceeding with LCG or enforcing the penalty.

On July 31, 2002, an unrelated party purchased 5,000,000 shares of the Company's common stock for $500,000. These proceeds were contributed by the Company as capital to Laidlaw Global Securities.

The Company received notice from the American Stock Exchange Staff, dated August 9, 2002, notifying the Company that it accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. However, the acceptance by the Exchange is conditional and that in addition to updates, no less frequently than quarterly, and periodic review by the Exchange, the Company must, by September 10, 2002, provide proof of receipt of funds in line with its proposed business plan and operational needs and resolve or take substantial steps to resolve any open issues relating to listing additional shares as currently before the Exchange. Failure to fulfill these requirements may result in delisting by the Exchange.

Liquidity and Capital Resources

The Company has incurred continuing net losses through the first six months of fiscal 2002. As a result of these matters, the Company has continued to experience net cash outflows from operations. Although the Company believes that it will have the resources to maintain its operations through cost control measures which have been instituted, cash flow from continuing growth of operations, and financial support from existing shareholders which has been promised orally, the Company may need to seek additional infusions of capital. Management is in discussion with prospective investors to furnish such capital.

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

The Company has suffered recurring losses and has a significant accumulated deficit as of June 30, 2002. In addition, the Company continues to incur substantial losses. Accordingly, the Company anticipates that it will require additional sources of funding during 2002 to maintain its operations and to provide sufficient regulatory net capital for its broker-dealer operations. The Company is dependent on outside sources of financing and is presently pursuing several alternatives, although no additional financing is imminent. These conditions raise substantial doubt about the ability of the Company to continue as a going concern.

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

Plural, Inc. vs. Laidlaw Global Corporation, et. al.

In November, 2001, Plural instituted action in the New York State Supreme Court for services rendered pursuant to a computer consulting agreement. Plural claimed approximately $700,000 is due them pursuant to the agreement. In June, 2002, Plural and Laidlaw entered into a settlement agreement wherein the payment by Laidlaw of $40,000 to Plural by August 2, 2002 shall cause all claims or counterclaims which are or could be asserted, including but not limited to those set forth in the Complaint and the draft counterclaims, to be dismissed with prejudice, without costs, for which purpose either party may tender an appropriate form of judgment to the Court, on notice. Payment of the settlement amount has been made by Laidlaw.

Estate of Harold Slote v. Laidlaw Global Securities, Inc.("LGS"), Drake Capital Securties, Inc. ("Drake"), Gruntal & Co., LLC ("Gruntal") et al.

The Claimant alleges that a registered representative while employed at LGS, Drake and Gruntal, made investments on behalf of Harold Slote which were unsuitable and in contravention of Mr. Slote's investment goals. Plaintiff seeks $36,091 in compensatory damages against LGS and $571,193 from all defendants for alleged lost opportunities, interest, attorney's fees, costs and punitive damages. Trial of the matter is scheduled to commence in September, 2002. LGS believes it is highly unlikely that Claimant will prevail on its claim for punitive damages or attorneys' fees and its claim against LGS is limited for compensatory damages of $36,091. LGS believes it will be successful in defending all claims which were instituted against it.

Liptak v. Laidlaw Holdings Asset Mangement, Inc. Laidlaw Global Securities, Inc. et al

The Claimant alleges unauthorized trades, unsuitability, fraud, conversion, breach of fiduciary duty by a former registered representative and failure to properly supervise. A hearing was held on the matter by an NASD arbitration panel in July 2002 and post-hearing memoranda have been submitted. Claimant seeks damages in excess of $750,000. LGS was aware that the registered representative had been terminated by another broker/dealer for "selling away", i.e. conducting business on behalf of the a customer outside of the firm and without the firm's knowledge.

LGS hired the registered representative but imposed enhanced supervisory/compliance procedures. Notwithstanding the procedures and unbeknownst to LGS, the registered representative continued the practice of "selling away" and the issue is whether LGS took necessary measures to prevent the registered representative from harming his customers while at LGS. A decision is expected and an adversarial outcome cannot be excluded. LGS counsel believes that the law supports the denial of liability position by LGS in this case and that any adversarial decision will bring forth an appeal in federal court by LGS.

Bergmann v. Laidlaw Global Corp. and Roger Bendelac

Claimant seeks $953,000 in damages alleging Roger Bendelac, now the Company's Chief Executive Officer, failed to sell Claimant's shares of the Company when directed to do so. Claimant obtained shares of the Company in August 1999 upon the conversion of a convertible note issued by Laidlaw Global Securities, Inc. Mr. Bergmann sought to sell the shares in January 2000. Pursuant to the requirements of Rule 144, Claimant was not eligible to sell the shares until August 2000 by which time the value of the shares had dropped substantially. Further, Mr. Bendelac had become the Chief Executive Officer of the Company and no longer handled the Bergmann account. Special Counsel has interposed an answer to the Statement of Claim and petitioned the NASD for dismissal of the claim based upon applicable law. The NASD has not yet appointed a panel to hear the matter.

Thomas v. Laidlaw Global Securities, Inc., Coleman & Co. and Andrew Fine.

Claimant alleges the respondents are liable to him for an amount between $100,000 and $500,000. Claimant was a customer of LGS and Andrew Fine was his former registered representative. Prior to becoming a broker at LGS, Mr. Fine worked at Coleman & Co. where Mr. Thomas was his customer. The account was subsequently transferred from Coleman & Co. to LGS when Mr. Fine became employed by LGS.

Claimant alleges broker Fine subjected his account to unnecessary risks contrary to his investment objectives. Claimant focuses his complaint on investments in a company known as Razorfish, Inc., a company which is now the target of intense regulatory scrutiny for committing securities fraud. In making representations to his customer. Mr. Fine believed the information disseminated by Razorfish to be correct.

The acts complained of by Mr. Thomas occurred while Mr. Fine was employed at Coleman & Co. Stock of Razorfish was purchased for the Thomas account before the account was transferred to LGS. The Thomas account at LGS never exceeded approximately $20,000 and any exposure to the Company is limited. It is anticipated that the matter will be set for trial in late 2002 or early 2003.

NASD Regulatory Matter

The NASD has commenced a formal investigation against LGS pertaining to certain trading activities that LGS engaged in, in the stock of the Company during the period June through September, 1999. The NASD alleges that a firm trader and others improperly traded restricted shares of the Company from the LGS proprietary account. LGS is one of the targets of the investigation and pursuant to the invitation of the NASD, furnished a Wells submission (legal brief outlining the reasons why charges should not be brought) to them.

Special Counsel to LGS has discussed settlement of the matter with the NASD which may involve disgorgement of trading profits, payment of a fine and admission of a violation of securities laws.

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

10.2 Employment Agreement between Registrant and Roger Bendelac, dated as of January 1, 2000(3)

10.3 Employment Agreement between Registrant and Daniel Bendelac, dated as of January 1, 2000(3)

10.4        Exchange Agreement to acquire Laidlaw Pacific, dated May 20, 1999(4)

10.5 Amendment to Exchange Agreement to acquire Laidlaw Pacific, dated March 29, 2000(4)

10.6 Employment Agreements between Registrant and Roger Bendelac dated as of July 12, 2001(6)

10.7 Employment Agreements between Registrant and Harit Jolly dated as of July 12, 2001(6)

21.1        List of Subsidiaries of Laidlaw Global Corporation(5)

99.1 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

99.2 Certification Pursuant to 18 U.S.C. Section 1350, As Adopted Pursuant to Section 906 Sarbanes-Oxley Act of 2002

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

(5) Such document is incorporated by reference to Laidlaw's Annual Report on Form 10-KSB filed on May 17, 2002.

(6) Such document is incorporated by reference to Laidlaw's Report on Form 10-QSB filed on May 30, 2002.

(b) Reports on Form 8-K

On January 29, 2002, Registrant filed a Current Report primarily relating to the sale of its entire stock interest in H & R Acquisition Corp.

On March 11, 2002, Registrant filed a Current Report stating that its independent accountant had resigned and that Richard A. Eisner & Company, LLP had been engaged as its new independent accountants. Pursuant to Section 10A of the Exchange Act of 1934, the prior accountants filed a report with the Securities and Exchange Commission ("SEC") stating that an illegal act or acts may have occurred at the Registrant during 2001. The acts referred to the cancellation and pricing of stock options. The report stated in part "that neither management nor the Board of Directors had taken sufficient steps to determine whether or not an illegal act has occurred. The report continued that "without the ability to determine the accurate facts and circumstances", the accountants "would be unable to issue an audit report." The Registrant engaged an independent director and counsel to look into the matter and both persons concluded that "no unlawful or deceptive practices, or fraudulent conduct" was engaged in by the Registrant. The Registrant filed its response with the SEC vigorously rejecting the contentions in the report.

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

                                             LAIDLAW GLOBAL CORPORATION


August 19, 2002                              By: /s/ Roger Bendelac
                                                 --------------------------
                                                 Roger Bendelac,
                                                 Chief Executive Officer