Form 10QSB
period 2002-09-30
LAIDLAW GLOBAL CORP
filed 2002-11-19
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended September 30, 2002

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

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 33,174,565 shares of common stock as of September 30, 2002.

Transitional Small Business Disclosure Format (check one)

Yes |_| No |X|

                                TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

a) Consolidated Balance Sheets at September 30, 2002 and
   December 31, 2001 ......................................................         3

b) Consolidated Statements of Operations for the three and nine months
   ended September 30, 2002 and 2001 ......................................         4

c) Consolidated Statements of Cash Flows for the three and nine months
   ended September 30, 2002 and 2001 ......................................         5

d) Notes to Consolidated Financial Statements .............................   6 to 11

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
        AND RESULTS OF OPERATIONS .........................................   12 to 16

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .................................................   17 to 18

ITEM 5. OTHER INFORMATION .................................................         19
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a) EXHIBITS .....................................................   19 to 20

          b) REPORTS ON FORM 8-K ..........................................   20 to 21

SIGNATURES ................................................................         21

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30, 2002      December 31, 2001
                                                                      ------------------      -----------------
                                                                         (Unaudited)
                         ASSETS
Cash and cash equivalents                                               $    123,922            $  2,220,119
Receivable from clearing broker and other receivables                        105,321                 248,600
Securities owned, at market value                                          2,360,013                 314,764
Equipment and leasehold improvements -net                                    411,654                 679,708
Notes receivable                                                             150,000               2,215,000
Deposits                                                                     366,662                 379,485
Prepaid and other                                                            222,230                 588,442
                                                                        ------------            ------------

TOTAL ASSETS                                                            $  3,739,802            $  6,646,118
                                                                        ============            ============

             LIABILITIES AND STOCKHOLDERS' EQUITY

Notes payable                                                           $  2,492,636            $    732,058
Securities sold but not yet purchased, at market value                            --                     930
Accounts payable and accrued expenses                                      2,540,167               2,825,152
Commissions and compensation payable                                          75,473                 243,656
Capitalized lease obligations                                                133,533                 421,701
Deferred revenue                                                                  --                  99,722
Deferred rent                                                                505,468                 527,756
Other payable                                                                 30,000                  30,000
                                                                        ------------            ------------

                                                                           5,777,277               4,880,975
                                                                        ------------            ------------

Commitments and contingencies
Stockholders' equity
Common Stock; $.00001 par value; 50,000,000 shares
    authorized of the Company; 38,974,866 and 33,211,439 shares issued by the Company as of September 30, 2002 and December 31,
    2001, respectively                                                           390                     332
Additional paid - in capital                                              40,025,806              40,131,868
Treasury stock, at cost (5,800,300 shares and 5,632,500 shares            (2,491,365)             (2,415,054)
  as of  September 30, 2002 and December 31, 2001, respectively)
Accumulated deficit                                                      (39,572,306)            (35,952,003)
                                                                        ------------            ------------

TOTAL STOCKHOLDERS' EQUITY (NET DEFICIT)                                  (2,037,475)              1,765,143
                                                                        ------------            ------------

TOTAL LIABILITIES & STOCKHOLDERS' EQUITY                                $  3,739,802            $  6,646,118
                                                                        ============            ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended                  Nine months ended
                                                                     September 30,                        September 30,
                                                             ------------------------------      ------------------------------
                                                                 2002              2001             2002              2001
                                                             ------------      ------------      ------------      ------------
REVENUES
  Gross commissions                                          $    209,700      $    847,430      $  2,105,037      $  6,177,300
  Asset management fees                                            52,692         1,231,587           172,397         3,806,137
  Corporate finance & private placement fees                       12,500                --           106,389           268,158
  Investment trading profits (losses)                            (283,584)          649,129        (1,041,593)        1,245,406
  Other                                                            59,547           275,160           148,798           614,699
                                                             ------------      ------------      ------------      ------------

       Total Revenue                                               50,855         3,003,306         1,491,028        12,111,700
                                                             ------------      ------------      ------------      ------------

EXPENSES
  Salaries and other employee costs                               476,326         1,985,082         1,602,519         6,227,519
  Charge (reversal of charge) related to variable options        (153,797)               --          (754,712)               --
  Commissions                                                     126,311           788,269         1,057,043         3,151,736
  Clearing and floor brokerage                                     46,637            85,506           248,887           780,335
  Occupancy                                                       219,224           380,219           568,580         1,227,884
  Depreciation                                                     88,573           578,296           268,053         1,671,970
  Advertising & contributions                                       2,295            90,132             6,280           215,726
  Travel and entertainment                                         65,080           114,720           221,394           322,304
  Professional fees                                               308,330           283,450         1,183,899         l,046,168
  Dues and assessments                                             24,243            54,612           113,177           438,103
  Quotes & information                                            140,174           369,517           477,574         1,508,867
  Office supplies, postage, messengers, printing                   41,766           145,507           139,250           584,873
  Interest                                                         30,524           197,852            84,254           420,046
  Loss from sale of subsidiary                                   (275,000)               --          (238,530)        1,615,722
  Settlement of liability                                              --                --          (289,879)               --
  Exchange of subsidiary shareholder's stock                           --                --            73,708                --
  Provision for doubtful accounts                                  96,212                --           151,640           582,368
  Other                                                            79,056           153,761           198,194           787,159
                                                             ------------      ------------      ------------      ------------

      Total Expenses                                            1,315,954         5,226,923         5,111,331        20,580,780
                                                             ------------      ------------      ------------      ------------

Loss before minority interest                                  (1,265,099)       (2,223,617)       (3,620,303)       (8,469,080)

Minority interest                                                      --           (71,895)               --        (1,109,468)
                                                             ------------      ------------      ------------      ------------

Loss before taxes:                                             (1,265,099)       (2,151,722)       (3,620,303)       (7,359,612)

  Income Taxes                                                         --                --                --                --
                                                             ------------      ------------      ------------      ------------

NET LOSS                                                       (1,265,099)       (2,151,722)       (3,620,303)       (7,359,612)

  Accumulated deficit, beginning of period                    (38,307,207)      (29,969,693)      (35,952,003)      (24,761,803)
                                                             ------------      ------------      ------------      ------------

  Accumulated deficit, end of period                         $(39,572,306)     $(32,121,415)     $(39,572,306)     $(32,121,415)
                                                             ============      ============      ============      ============

NET LOSS PER SHARE
  Basic                                                      $       (.04)     $       (.09)     $       (.13)     $       (.28)
                                                             ============      ============      ============      ============
  Diluted                                                    $       (.04)     $       (.09)     $       (.13)     $       (.28)
                                                             ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
  Basic                                                        29,849,032        24,721,822        28,505,804        26,041,738
                                                             ============      ============      ============      ============

  Diluted                                                      29,849,032        24,721,822        28,505,804        26,041,738
                                                             ============      ============      ============      ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three months ended September 30,     Nine months ended September 30,
                                                                2002                2001             2002                2001
                                                            -----------         -----------      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                           $(1,265,099)        $(2,151,722)     $(3,620,303)        $(7,359,612)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Amortization                                                         --              47,716               --             273,673
Depreciation                                                     88,574             578,296          268,054           1,671,970
Deferred rent                                                    (7,429)             (7,430)         (22,288)            (22,289)
Minority interest in earnings                                        --             (71,895)              --          (1,109,467)
Loss from sale of subsidiary                                         --                  --               --           1,615,722
Foreign exchange difference                                          --              40,165               --             (39,337)
Provision for doubtful account                                   96,212                  --          151,640             582,368
Charge in connection with share exchange                             --                  --           73,708                  --
Reversal of charge related to variable options                 (153,797)                 --         (754,712)                 --
Unrealized loss on securities                                   134,015                  --          271,825                  --

(Increase) decrease in operating assets:
  Due from clearing brokers and other receivables               (81,948)           (565,045)         143,279            (428,305)
  Marketable securities owned                                   121,665           2,452,402          175,562             531,705
  Deposit                                                            --             (44,818)          12,823            (633,020)
  Prepaid and other asset                                        83,958            (117,771)         214,572              11,401
Increase (decrease) in operating liabilities
  Marketable securities sold but not yet purchased              (42,500)            128,150             (930)            199,591
  Securities loaned                                                  --          (2,528,909)              --                  65
  Accounts payable and accrued expenses                         184,326             953,773         (284,985)            579,092
  Customers' margin deposit                                          --          (1,664,751)              --              34,309
  Commission and compensation payable                           (36,839)             59,805         (168,183)            361,208
  Deferred revenue                                                   --             (16,952)         (99,722)            (65,499)
  Other liabilities                                                  --              39,507               --              46,628
                                                            -----------         -----------      -----------         -----------

Net cash provided by (used in) operating activities            (878,862)         (2,869,479)      (3,639,660)         (3,749,797)

CASH FLOWS FROM INVESTING ACTIVITIES

  Purchase of  Equipment and Leasehold Improvements                  --             (90,499)              --            (450,259)
                                                            -----------         -----------      -----------         -----------

Net cash used in investing activities                                --             (90,499)              --            (450,259)

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                      500,000                  --          500,000                  --
  Purchase of treasury stock                                     (2,168)            (48,207)         (76,311)            (73,626)
  Repayment of notes payable                                    (25,000)                 --         (657,058)                 --
  Proceeds from collection of notes receivable                       --                  --        2,065,000                  --
  Proceeds from issuance of notes payable                            --           1,465,840               --           2,690,605
  Proceeds from sale of subsidiary                                   --                  --               --             700,000
  Payment for leased equipment                                 (102,210)           (106,264)        (288,168)           (278,737)
                                                            -----------         -----------      -----------         -----------

Net cash provided by (used in) financing activities             370,622           1,311,369        1,543,463           3,038,242
                                                            -----------         -----------      -----------         -----------

NET (DECREASE) INCREASE IN CASH                                (508,240)         (1,648,609)      (2,096,197)         (1,161,814)

CASH - BEGINNING OF PERIOD                                      632,162           2,386,069        2,220,119           1,899,274
                                                            -----------         -----------      -----------         -----------

CASH - END OF PERIOD                                        $   123,922         $   737,460      $   123,922         $   737,460
                                                            ===========         ===========      ===========         ===========

Supplemental disclosure for cash flow information:

  Cash paid during the period for interest                  $    30,524         $   162,138      $    84,254         $   369,332
  Cash paid during the period for taxes                     $        --         $       735      $    21,351         $    11,320

Supplemental schedule of non cash investing and financing activities:

    During the periods ended June 30, 2002 and 2001 the following transactions occurred:

        Purchases of equipment through capital lease                 --                  --               --              43,147
        Securities for notes payable                            731,250                  --        2,492,636                  --
        Conversion of note payable and interest into
          Common stock                                               --                  --           75,000                  --


The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            As of September 30, 2002
       And for the nine and three months ended September 30, 2002 and 2001

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Laidlaw Global Corporation (the Company) is a holding company whose wholly- or majority-owned operating subsidiaries include Laidlaw Holdings, Inc. (Laidlaw Holdings), Laidlaw Global Securities, Inc. (Laidlaw Global Securities), the operations of which the Company started to unwind in mid-November, 2002, Westminster Securities Corporation, (Westminster), which the Company sold in June, 2001, H&R Acquisition Corporation (HRAC), an 81%-owned subsidiary which maintains a 100% interest in Howe & Rusling, Inc., (H&R) which the Company sold in December, 2001, Globeshare Group, Inc., (GGI), formerly Global Electronic Exchange, Inc. a 97%-owned internet-based investment services company established on June 14, 1999 which maintains a 100% interest in Globeshare, Inc. (Globeshare), an internet-based broker-dealer, whose operations were integrated with Laidlaw Global Securities in October, 2001, Laidlaw Pacific (Asia) Ltd.
(LPA), a registered broker-dealer and Investment Advisor with the Hong Kong Securities and Futures Commission, which ceased operations in 2001, and Laidlaw International, S.A., (LI) a 99.8% owned broker-dealer based in France, which ceased operations in April, 2002. The business activities included securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide.

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

On November 14, 2002, the Company announced that its Board of Directors has adopted a resolution confirming its recent decision announced on November 6, 2002 stating the goal of fulfilling an orderly and responsible unwinding of the operations of its broker-dealer subsidiary, Laidlaw Global Securities, Inc. In that light, Laidlaw Global Securities, Inc. filed a Uniform Request Withdrawal from Broker-Dealer Registration on November 13, 2002.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has a significant accumulated deficit as of September 30, 2002. In addition, the Company continues to incur substantial losses. Accordingly, the Company anticipates that it will require additional sources of funding during 2002 and during at least the next twelve months to maintain its operations and to provide sufficient operating capital for its operations. The Company is dependent on outside sources of financing and is presently pursuing several alternatives, although no additional financing is imminent. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE C - NET CAPITAL REQUIREMENTS

Laidlaw Global Securities, Inc. is subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 for Laidlaw Global Securities. At September 30, 2002, Laidlaw Global Securities was required to maintain minimum net capital of $115,158 and had total net capital of $357,103 which was $241,945 was in excess of its minimum requirement. As discussed in Note D, during the quarter ended September 30, 2002 Laidlaw Global Securities received $1,197,174 of additional capital and a $67,673 paydown on an intercompany receivable from the Company.

NOTE D - NOTES PAYABLE AND SUBORDINATED BORROWINGS

Notes payable and borrowings under subordination agreements at September 30, 2002 consist of the following:

Note Payable, 4% due 11/15/02                                        $ 1,033,598
Note Payable, 4% due 11/15/02                                            727,788
Note Payable, 4% due 11/01/02                                            731,250
                                                                     -----------
                                                                     $ 2,492,636
                                                                     ===========

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

In March 2002, the Company borrowed securities worth $397,600 from a related party and returned the same by the end of the month. In connection with these borrowings, the Company accrued interest at the rate of 8% for the period the securities were borrowed.

In May, 2002, the Company borrowed securities worth $1,033,598 from a related party through the issuance of a 4% promissory note due June 30, 2002. Under the terms of the loan agreement, the Lender acknowledges a fixed valuation for the securities and agrees to accept the return of such securities as full repayment of the principal sum due on the Note notwithstanding the market valuation of the securities on the Repayment date. The lender reserves the right to demand the return of the securities in lieu of any other form of repayment. At maturity, this note was extended under the same terms to expire on September 15, 2002. The note was again extended twice under the same terms to expire on September 30, 2002 and November 15, 2002. As of September 30, 2002, $1,000,000 of these securities were contributed by the Company as capital to Laidlaw Global Securities. On November 13, 2002, the Company decided to withdraw the membership of Laidlaw Global Securities from the NASD. On November 15, 2002, all the securities borrowed on the note were returned, which constituted full payment of the principal. A 90-day extension of payment for any interest due on the loan has been agreed upon until March 15, 2003. As discussed in Note A, the Company is dependent on outside sources of financing and is presently pursuing several alternatives.

In June, 2002, the Company borrowed securities worth $727,788 from a related party through the issuance of a 4% promissory note due September 15, 2002. At maturity, this note was extended twice under the same terms to expire on September 30, 2002 and November 15, 2002.Under the terms of the loan agreement, the Lender acknowledges a fixed valuation for the securities and agrees to accept the return of such securities as full repayment of the principal sum due on the Note notwithstanding the market valuation of the securities on the Repayment date. The lender reserves the right to demand the return of the securities in lieu of any other form of repayment. As of September 30, 2002, the Company had transferred all of these borrowed securities to the Laidlaw Global Securities, Inc. subsidiary as a partial payment of its intercompany liability. On November 13, 2002, the Company decided to withdraw the membership of Laidlaw Global Securities from the NASD. On November 15, 2002, all the securities borrowed on the note were returned, which constituted full payment of the principal. A 90-day extension of payment for any interest due on the loan has been agreed upon until March 15, 2003. As discussed in Note A, the Company is dependent on outside sources of financing and is presently pursuing several alternatives.

In August, 2002, Laidlaw Holdings, Inc. borrowed securities worth $731,250 from a shareholder through the issuance of a 4% promissory note due November 1, 2002. At maturity, this note was extended under the same terms to expire on November 15, 2002. Under the terms of the loan agreement, the Lender acknowledges a fixed valuation for the securities and agrees to accept the return of such securities as full repayment of the principal sum due on the Note notwithstanding the market valuation of the securities on the Repayment date. The lender reserves the right to demand the return of the securities in lieu of any other form of repayment. As of September 30, 2002, $697,175 of these securities were contributed by the Company as capital to the Laidlaw Global Securities and $34,075 of these securities were transferred to Laidlaw Global Securities, Inc. as a partial payment of its intercompany liability. On November 13, 2002, the Company decided to withdraw the membership of Laidlaw Global Securities from the NASD. On November 15, 2002, all the securities borrowed on the note were returned, which constituted full payment of the principal. A 90-day extension of payment for any interest due on the loan has been agreed upon until March 15, 2003. As discussed in Note A, the Company is dependent on outside sources of financing and is presently pursuing several alternatives.

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

Laidlaw notified LCG that the transaction terminated and maintained its right to a $500,000 penalty under the terms of the agreement. Subsequently, upon the request of LCG which assured Laidlaw that it has arranged for the necessary funds to complete a revised proposal, Laidlaw agreed to voluntarily refrain from seeking the enforcement of its penalty in order to provide LCG with an opportunity to submit a revised proposal. Laidlaw initially agreed to wait until August 16, 2002 before acting and then agreed to extend that deadline to August 31, 2002. No revised proposal has been received and Laidlaw may enforce the penalty under the terms of its agreement with LCG. There is no assurance that Laidlaw will receive the $500,000 penalty due it under the terms of the agreement.

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation

Galacticomm Technologies, Inc. vs. Laidlaw Global Securities, Inc.

The Company is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. The Company acted as a member of a selling group, pursuant to which the Company agreed to purchase 200,000 shares of Galacticomm at $5.40 per share and 200,000 warrants of Galacticomm at $0.09 per warrant. Additionally, the Company agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. The Company satisfied all its commitments as part of its agreement with the lead underwriters. Prior to the settlement of the IPO, the lead underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the lead underwriters, the lead underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the underwriting group in a Florida state court seeking damages for breach of the underwriting agreement. On October 23, 2002, the Company and Galacticomm signed a mutual release of all claims whereby Laidlaw would remunerate $75,000, payable in 4 monthly installments.

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

Estate of Harold Slote v. Laidlaw Global Securities, Inc.("LGS"), Drake Capital Securties, Inc. ("Drake"), Gruntal & Co., LLC ("Gruntal") et al.

The Claimant alleges that a registered representative while employed at LGS, Drake and Gruntal, made investments on behalf of Harold Slote which were unsuitable and in contravention of Mr. Slote's investment goals. Plaintiff seeks $36,091 in compensatory damages against LGS and $571,193 from all defendants for alleged lost opportunities, interest, attorney's fees, costs and punitive damages. In response to the motion by LGS counsel, the case was dismissed in August, 2002.

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

LGS hired the registered representative but imposed enhanced supervisory/compliance procedures. Notwithstanding the procedures and unbeknownst to LGS, the registered representative continued the practice of "selling away" and the issue is whether LGS took necessary measures to prevent the registered representative from harming his customers while at LGS. On the merits of the denial of liability position by LGS, the decision in favor of Laidlaw was rendered in June, 2002.

Bergmann v. Laidlaw Global Securities, Inc. and Roger Bendelac

Claimant seeks $953,000 in damages alleging Roger Bendelac, now the Company's Chief Executive Officer, failed to sell Claimant's shares of the Company when directed to do so. Claimant's father obtained shares of the Company in August 1999 upon the conversion of a convertible note issued by Laidlaw Holdings, Inc. Mr. Bergmann sought to sell the shares in January 2000. Pursuant to the requirements of Rule 144, Claimant was not eligible to sell the shares until August 2000 by which time the value of the shares had dropped substantially. It should be noted that the purchase costs by the Claimant's father in Laidlaw shares at stake in litigation never exceeded $100,000. Further, Mr. Bendelac had become the Chief Executive Officer of the Company and no longer handled the Bergmann account. Special Counsel has interposed an answer to the Statement of Claim and petitioned the NASD for dismissal of the claim based upon applicable law. The NASD has not yet appointed a panel to hear the matter.

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

David Bottoms vs. Laidlaw Holding, Inc. and Laidlaw Global Corporation.

Mr. Bottoms has filed a petition in front of the Supreme Court of State of New York against Laidlaw Global Corporation ("Laidlaw") and Laidlaw Holdings, Inc. seeking to restrain Laidlaw from the use of the proceeds of the sale of assets and a motion to show cause will be argued on November 21, 2002.

Laidlaw had signed two contractual agreements with Mr. Bottoms in connection with the sale of its shares of H&R. Mr. Bottoms inserted himself into the transaction by claiming he owned an option on the Laidlaw shares when in fact, Ladlaw considered and still considers that Mr. Bottoms only owned an option on the shares of the minority shareholders. In order to allow the sale to proceed without awaiting the results of litigation, Laidlaw made the decision contemporaneous to the sale of its H&R unit to agree to a payment of $ 300,000 to Mr. Bottoms and signed a second agreement with Mr. Bottoms for consulting services that would provide for quarterly payments of $ 25,000 a quarter for a period of three years. Laidlaw made the first two quarterly payments and decided to stop making any further payments Mr. Bottoms having performed none of the consulting services he had promised. The matter of this dispute will be arbitrated in front of the American Arbitration Association as per the arbitration agreement clause that was part of those agreements.

Mr. Bottoms is seeking $ 257,000 as accelerated payments on the consulting agreement due to his allegation of default under the terms of the agreement. Laidlaw intends to counter-claim for the initial payment of $ 300,000 and its first two installment payments on the consulting agreement since the signatory of the original agreement on behalf of Laidlaw has now confirmed that the intention of the initial agreement never intended to provide any option to Mr. Bottoms on the H&R shares of Laidlaw but solely on the minority shareholders' shares. Laidlaw intends to vigorously defend this action and assert its counter-claim in due course.

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

On November 15, 2002, LGS has signed a settlement agreement with the NASD that resolves this matter. The acceptance of the settlement agreed and signed with the NASD counsel is subject to further NASD and SEC reviews. The terms can only be disclosed when the NASD elects to make them public.

American Stock Exchange listing matter

The Board of Laidlaw Global Corporation intends to meet no later than November 20, 2002 to evaluate all investment proposals and options available to it with the purpose of formulating a Plan to fulfill its goal of complying with all American Stock Exchange listing requirements within a short period of time and terminating the broker-dealer subsidiary.

The Board of Laidlaw Global Corporation states that there are no guarantees that the American Stock Exchange will deem the future plans acceptable to the maintenance of the listing but states that it will spare no effort to structure a Plan within a few days after the November 20 scheduled meeting which will be submitted to shareholders' approval and to the American Stock Exchange in short order.

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

Broker-Dealer: Activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, and brokerage services including conducting research, originating and distributing both foreign and domestic equity and fixed income securities on a commission basis to both institutional and individual investors throughout the United States and abroad and for their own proprietary trading accounts.

Laidlaw Global Securities, the Company's majority owned subsidiary, was substantially engaged in traditional trading, brokerage and investment banking services.

Foreign Operations and Major Customers: The Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the nine-month periods ended September 30, 2002 and 2001 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $52,500 and $6,188 respectively, which approximates 3.52% and .05% of external revenue, respectively. Additionally, the Company had no significant individual customers (domestic or foreign) as of September 30, 2002, or for each of the nine-month periods ended September 30, 2002 and 2001.

The following table sets forth the net revenues of these industry segments of the Company's business.

                                                Nine months ended September 30,
                                                -------------------------------
                                                   2002                2001
                                                -----------        ------------
                                                         (Unaudited)
Revenue from external customers
    Asset management                            $   172,397        $  3,297,555
    Brokerage                                     1,286,584           7,797,348
    Corporate and other                              32,047           1,016,797
                                                -----------        ------------

Total external revenue                          $ 1,491,028        $ 12,111,700
                                                ===========        ============

Net (loss)
    Asset management                            $        --        $    387,028
    Brokerage                                    (2,942,414)         (5,646,101)
    Corporate and other                            (677,889)         (2,100,539)
                                                -----------        ------------

Total net (loss)                                $(3,620,303)       $ (7,359,612)
                                                ===========        ============

Total assets (1)
    Asset management                            $        --        $  3,727,323
    Brokerage                                     2,755,998           9,314,366
    Corporate and other                             983,804           2,136,415
                                                -----------        ------------

 Total assets                                   $ 3,739,802        $ 15,178,104
                                                ===========        ============

(1) The decrease in assets is primarily due to the sale of the Westminster Securities Corp. subsidiary in May, 2001, the sale of H&R Acquisition Corp. in December, 2001 and the asset write-down in 2001 to adjust Globeshare's investment in computer hardware and customized software to their estimated net realizable value.

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

                                                     Nine Months ended September 30,
                                                     -------------------------------
                                                         2002              2001
                                                     ------------      ------------
                                                               (Unaudited)
Numerator
  Net loss applicable to common shares for basic
      and diluted earnings per share                 $ (3,620,303)     $ (7,359,612)
                                                     ------------      ------------

Denominator
    Weighted-average common shares for basic
       and diluted earnings per share                  28,505,804        26,041,738
                                                     ------------      ------------
Loss per common share
    Basic and diluted                                $       (.13)     $       (.28)
                                                     ============      ============

All outstanding warrants and options were excluded from the computation of the diluted earnings per share because the Company incurred losses for the nine month period ended September 30, 2002 and 2001 and the effect would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Laidlaw Global Corporation is a financial services firm that has operated in two business segments: brokerage, which includes investment banking and sales and trading, and asset management.

Asset management activities included raising and investing capital and providing financial advice to companies and individuals throughout the United States and overseas. Through this group, Laidlaw provided client advisory services.

Laidlaw has started the process of unwinding the operations of the Laidlaw Global Securities subsidiary in accordance with its board resolution adopted on November 14, 2002. See "Recent Developments".

Brokerage activities include underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts.

Laidlaw has operated through a number of separate entities owned directly by Laidlaw Global Corporation or through its wholly owned subsidiary, Laidlaw Holdings, Inc. Laidlaw Global Securities, Inc. provides brokerage services and is wholly owned by Laidlaw Holdings, Inc. Howe & Rusling, Inc. provided management services of financial assets and was owned by H&R Acquisition Corp., 81% of whose stock was owned by Laidlaw Holdings, Inc. Westminster Securities Corporation, a NYSE member firm acquired by Laidlaw on July 1, 1999 also provided general brokerage services. Another subsidiary, Globeshare Group, Inc. (formerly Global Electronic Exchange, Inc.),was a holding company that owned 100% of Globeshare, Inc., an online broker-dealer. The last subsidiary was a French broker/dealer called Laidlaw International, S.A., located in France, which was granted the license to operate as a broker/dealer by Banque de France in April 2001.

Numerous changes in the operation of the businesses of Laidlaw Global Corporation occurred during fiscal year 2001.The interest in H&R Acquisition Corp. was sold on December 26, 2001 pursuant to a Stock Purchase Agreement dated December 21, 2001. Accordingly, the information for fiscal 2001 for H & R Acquisition Corp. pertains to the period January 1 to December 26, 2001. Westminster Securities Corporation was sold on June 12, 2001. The sale of Westminster Securities Corporation was completed pursuant to the Amended and Restated Stock Purchase Agreement dated June 7, 2001. The Agreement stipulated that the transactions shall be treated solely for tax and financial reporting purposes as having an effective date of May 31, 2001. Accordingly, the information for fiscal 2001 for Westminster incorporated in this report pertains to the five months ended May 31, 2001. Globeshare, Inc. filed for withdrawal of its registration as a broker/dealer with the NASD on November 20, 2001. The operations and customer accounts of the on-line broker were transferred to Laidlaw Global Securities on October 5, 2001 after duly informing the customers. After September 11, 2001, the European market, an essential part of the business generated by the French subsidiary, Laidlaw International, deteriorated and had not recovered. In early February, 2002, the French Commission Bancaire demanded a capital increase of 2 million Euros in order to maintain the French subsidiary in compliance with French Net Capital Regulations. Laidlaw Global Corporation had to make a hard decision since it could not support its European operations while keeping adequate capital for the U.S. operations. With a very short deadline imposed by the French regulatory authority, Laidlaw Global Corporation determined not to provide the additional capital and this resulted in the nomination of an Administrator for Laidlaw International by the Commission Bancaire. Effective April 11, 2002, the French Administrator committed to a process of liquidation. Accordingly, the Company recognized a loss as of December 31, 2001 from the write off of all its investment in the French subsidiary amounting to $634,562. In March 2002, the Company incurred an additional expense of $35,264 in connection with the final settlement in closing the operations of the French subsidiary as required by the French Administrator.

Market fluctuations in both U.S. and overseas markets, as well as general global economic factors significantly affected Laidlaw's operations. These factors included economic and market conditions; the availability of capital; the availability of credit; the level and volatility of equity prices and interest rates; currency values and other market indices; and technological changes and events. The increased use of the Internet for securities trading and investment services are important factors that may have affected Laidlaw's operations. Inflation and the fear of inflation as well as investor sentiment and legislative and regulatory developments will continue to affect the business conditions in which our industry operates. Such factors also affected Laidlaw's ability to achieve its strategic objectives, including growth in assets under management, investment banking and brokerage service activities.

Laidlaw's securities business, particularly its involvement in primary and secondary markets in domestic and overseas markets was subject to substantial positive and negative fluctuations caused by a variety of factors that could not be predicted with great certainty. These factors included variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occured due to the level of market activity, which, among other things, affects the flow of investment dollars into bonds and equities, and the size, number and timing of transactions or client assignments.

Laidlaw's results of operations were also materially affected by competitive factors. Recent and continuing global convergence and consolidation in the financial services industry will lead to increased competition from larger diversified financial services organizations even though Laidlaw's strategy had been to position itself in markets where it believes it has an advantage over its competition due to strong local connections and access to foreign brokerage firms and investors.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note A to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following lists some of the Company's critical accounting policies impacted by judgments, assumptions and estimates.

Revenue Recognition

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

Impairment of Long-Lived Assets

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs and deferred charges under the guidance of SFAS 144"Accounting for the Impairment or Disposal of Long-Lived Assets". The Company continually determines if a permanent impairment of its long-lived assets has occurred and the write-down of the assets to their fair values and charge current operations for the measured impairment is required.

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. For further discussion, see Notes A and L to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2001.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2002, the Company did not have any derivatives, non fixed-interest debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer (CEO) and Chief Financial Officer (CFO) have evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC, within 90 days of the filing of the date of this report and have determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this report.

Internal Controls

The CEO and CFO are primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, they have established internal controls and procedures which they believe are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the independent accountants to support their audit work. In addition, our Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

Recent Developments

On September 20 and 24, 2002, respectively, Messrs. Jean-Marc Beaujolin and Carlos P. Campbell resigned as directors. On November 5, 2002, Messrs Jack Takacs and Michael K. McCraw resigned as directors. In order to reduce operating expenses, management has elected not to renew its directors' and officers' ("D and O") liability insurance coverage. Nor has it acquired retroactive coverage. On November 14, 2002 Mr. Stanley Ira Birnbaum, an attorney-at-law, was elected to the Board of Directors.

On November 5, 2002, Eisner LLP was dismissed as independent accountant for Laidlaw Global Corporation. On November 4, 2002, Laidlaw engaged Weinick Sanders Leventhal & Co., LLP as its new independent accountant for fiscal year ended December 31, 2002. Laidlaw's decision to replace the Eisner firm is in line with management's overall efforts to reduce operating expenses.

On November 6, 2002, Laidlaw's management announced that it intends to terminate the activities of its broker-dealer subsidiary Laidlaw Global Securities, Inc. and that it was negotiating the sale of the broker-dealer's assets. Laidlaw has filed for the withdrawal of the membership of Laidlaw Global Securities from the NASD. Management has announced that it is in the process of receiving and evaluating various investment proposals related to the American Stock Exchange listed parent company, prior to submission to the Board of Directors. If an understanding with a third party cannot be reached, Laidlaw will have to consider all alternatives including the potential of termination or sale of all its remaining assets.

Global Economic and Market Developments in the Three and Nine Months Ended September 30, 2002

The difficult global market conditions that existed during the first six months of 2002 worsened in the third quarter ended September 30, 2002.

In Europe, certain business survey data within the region projected weak future economic recovery. Although the actual rate of economic growth was lower than previously anticipated, the region experienced generally stable economic conditions. As a result of these developments as well as concerns about the weakness in domestic demand, the difficult conditions in the global financial markets, and the appreciation of the euro relative to the U.S. dollar, the European Central Bank (ECB) left the benchmark interest rate unchanged during the quarter.

In the U.S., economic growth continued at a sluggish pace. Although the quarterly average unemployment rate decreased .2% in the third quarter to 5.7%, the equity markets continued to decline, and consumer confidence continued to erode due to continuing concerns on the possible risks from global political events and terrorism and increased concerns regarding the quality of corporate financial reporting, corporate governance, unethical or illegal corporate practices, and several significant corporate bankruptcies. To address the concerns regarding growing distrust of corporate reporting and management, the Securities and Exchange Commission (the "SEC") responded by, among other things, requiring chief executive officers and chief financial officers of companies with large market capitalization to certify the accuracy of certain prior financial reports and other SEC filings. In addition, the U.S. Congress passed the Sarbanes-Oxley Act of 2002, which includes broad legislation affecting public companies with provisions covering corporate governance and management, new disclosure requirements, oversight of the accounting profession and auditor independence. Against that backdrop and with monetary policy having been eased substantially, the Federal Open Market Committee (FOMC) decided not to make any further rate cutbacks during the first nine months of fiscal 2002. However, during their monthly meeting on November 6, 2002, the FOMC surprisingly decided to cut the federal funds rate by 50 basis points to a 40-year low of 1.25 percent in order to presumably prod the laggard business economies back into activity. Low interest would motivate consumers to keep spending and businesses to invest, forces that would eventually bolster economic growth.

These uncertain and turbulent market and economic environments adversely affected the results of operations of Laidlaw Global Securities, Inc. (LGS or LGSI), the remaining subsidiary of the Company, for the first nine months of fiscal 2002, as the net income for each of its two business segments (brokerage and asset management) declined from the levels in fiscal 2001. LGSI's brokerage business recorded lower revenues from its investment banking, institutional sales and trading, and individual securities activities in fiscal 2002 as compared with fiscal 2001. The decline in revenues in the LGSI's asset management business reflected a decrease in customer assets under management and supervision, primarily as a result of the sale of H & R Acquisition Corp. in 2001.

The Company continued its efforts to position Laidlaw in new markets and ventures, while trying to optimize the business structure of Laidlaw. These efforts have included the sale and closing of subsidiaries, where it was determined that such efforts were in the best interest of the company as a whole. Management continued to focus its activities in areas that took into consideration the operational structure of Laidlaw and the need to allocate resources efficiently giving priority to ventures that can reasonably be expected to self-finance on a short term basis.

Results of Operations For the Three and Nine Month Periods Ended September 30, 2002 and 2001

Laidlaw posted a loss of $1.4 million in the third fiscal quarter of 2002, compared to the net loss of $2.1 million in the third fiscal quarter of 2001. While there was a decrease in the net loss, losses continue due to the adverse economic conditions experienced both domestically and internationally that persisted in the third quarter of 2002 since the market decline that started the second half of 2000. Generally weak stock prices in emerging markets, coupled with low trading volume, adversely affected Laidlaw.

Domestically, the steep decline of Nasdaq had a great impact on Laidlaw, as its institutional clients focused their investments in the technology sector. The combination of sharp reduction in commission revenues from overseas markets, the drop in volume received from institutional investors, and the sale of loss generating subsidiaries in fiscal 2001 have resulted in a decrease of approximately $732,800 in net loss from operations in the third quarter of 2002 as compared to the third quarter of 2001. In addition, in May 2002, the Company recorded a credit of $289,879 related to the settlement of a liability. This credit was, however, partially offset by a charge pertinent to stock options subject to variable pricing.

Basic loss per common share was $.04 and $.13 in the three and nine month period ended September 30, 2002, respectively, as compared to a basic loss of $.09 and $.28 in the three and nine month period ended September 30, 2001.

Operations of two subsidiaries, Laidlaw Global Securities, Inc. and Globeshare Group, Inc., significantly contributed to the loss incurred during the third quarter of fiscal 2002. Laidlaw Global Securities, Inc. saw a sharp decrease in its commissions volume strictly related to the market performance of the emerging global markets and the NASDAQ market in the U.S. Globeshare Group, Inc. still incurred interest expense on the note payable which was fully paid in August, 2002 and on equipment lease contracts.

Laidlaw's income is derived from its operation in two principal segments of the financial services industry, namely asset management and brokerage activities. Income from those activities is summarized as follows.

Brokerage commission revenues which represent 141% (inclusive of investment trading losses) and 51% of total revenues for the nine month periods ended September 30, 2002 and September 30, 2001, respectively, are geographically categorized as follows:

For the nine months ended September 30, 2002, LGSI generated revenues of $308,859 from its activities on behalf of foreign and U.S. institutional customers and $1.8 million from it activities in the U.S. markets. For the nine months ended September 30, 2001, revenues of $778,555 were generated from the activities of LGSI on behalf of foreign and U.S. institutional customers and $4.4 million were generated from the activities of LGSI and Westminster Securities Corporation in the U.S. markets. Globeshare generated $898,955 revenues from online trading U.S. and overseas customers. Laidlaw International generated revenues of $1.4 million from the transactions in the French market and other European Union countries, in particular, the German market. The investors transacting in the U.S. markets are both U.S. and non U.S. entities and individuals.

Asset Management fees from LGSI amount to $172,397 for the nine months ended Septenber 30, 2002, which represent 12% of the firm's revenue for the period. Asset Management fees from Howe & Rusling and partly from LGSI amount to $3.8 million for the nine months ended September 30, 2001, which represent 32% of the firm's revenue for the period. Corporate finance fees of LGSI amount to $106,389 and $268,158 for the nine months ended September 30, 2002 and September 30, 2001, respectively, which represent 7% and 2% of the firm's revenue for the respective periods. Trading loss of LGSI amount to $1,041,593 for the nine months ended September 30, 2002.Trading profit of LGSI, Laidlaw International, S.A. and Westminster amount to $1,245,406 for the nine months ended September 30, 2001, which represents 10% of the firm's revenue. Other revenue, which consists principally of interest income and rebates on securities trades, amount to $148,798 and $614,699 for the nine months ended September 30, 2002 and September 30, 2001, respectively, which represent 10% and 5% of the firm's revenue for the respective periods.

Salaries and other employee costs for the nine months ended September 30, 2002 decreased to $1.6 million from $6.2 million for the nine months ended September 30, 2001. Salaries and other employee costs for the three months ended September 30, 2002 decreased to $476,326 from $1.9 million for the three months ended September 30, 2001. The decrease in this expense primarily relates to the reduction of personnel in the LGSI, the cessation of operations of Globeshare, Inc. and Laidlaw International, and the sale of Westminster and H & R Acquisition Corp.

The Company recorded a net credit of $754,711 for the nine months ended September 30, 2002 and a credit of $153,797 for the three months ended September 30, 2002 related to stock options subject to variable pricing. The net credit resulted in a corresponding decrease in additional paid-in capital and the charge resulted in a corresponding increase in said capital account.

Commissions expense for the nine months ended September 30, 2002 decreased to $1.1 million from $3.2 million for the nine months ended September 30, 2001. Commissions expense for the three months ended September 30, 2002 decreased to $126,311 from $788,269 for the three months ended September 30, 2001. The decrease is attributable to the decrease in commission revenue.

Clearing expenses for the nine months ended September 30, 2002 decreased to $248,887 from $780,335 for the nine months ended September 30, 2001. Clearing expenses for the three months ended September 30, 2002 decreased to $46,637 from $85,506 for the nine months ended September 30, 2001. Clearing expenses, which primarily consist of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the reduction in such expenses related to the decline in commission revenue.

Occupany expenses for the nine months ended September 30, 2002 decreased to $568,580 from $1.2 million for the nine months ended September 30, 2001. Occupancy expenses for the three months ended September 30, 2002 decreased to $219,224 from $380,219 for the three months ended September 30, 2001. Occupancy expenses include cost of leasing office space and space with our Internet service provider. The decrease is primarily attributable to the rental income received from Westminster Securities Corp. starting June 2001, the increase in rental income from the sublease of another office space in New York to a non-affiliated party, the sale of H & R Acquisition Corp., and the cessation of the Laidlaw International operations.

Depreciation and amortization expenses for the nine months ended September 30, 2002 decreased to $268,053 from $1.7 million for the nine months ended September 30, 2001. Depreciation and amortization expenses for the three months ended September 30, 2002 decreased to $88,573 from $578,296 for the three months ended September 30, 2001. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, decreased primarily due to the asset write down recorded in 2001 to adjust Globeshare's investment in computer hardware and customized application software to their net realizable value, to the sale of Westminster and H & R Acquisition Corp., and the cessation of operations of Laidlaw International.

Advertising and contribution expenses for the nine months ended September 30, 2002 decreased to $6,280 from $215,726 for the nine months ended September 30, 2001. Advertising and contribution expenses for the three months ended September 30, 2002 decreased to $2,295 from $90,132 for the three months ended September 30, 2001. The decrease in advertising and contribution expenses resulted from the efforts of management in reducing costs as well as the sale of Westminster and H & R Acquisition Corp. and the cessation of operations of Globeshare and Laidlaw International.

Travel and entertainment expenses for the nine months ended September 30, 2002 decreased to $221,394 from $322,304 for the nine months ended September 30, 2001. Travel and entertainment expenses for the three months ended September 30, 2002 decreased to $65,080 from $114,720 for the three months ended September 30, 2001. The decrease in travel and entertainment expenses are attributed to the efforts of management to minimize costs in light of the difficult market conditions that continually persisted in 2002 as well as the sale of Westminster and H & R Acquisition Corp. and the cessation of operations of Globeshare and Laidlaw International.

Professional fees for the nine months ended September 30, 2002 increased to $1.2 million from $1.0 million for the nine months ended September 30, 2001. Professional fees for the three months ended September 30, 2002 increased to $308,330 from $283,450 for the three months ended September 30, 2001. The increase in professional fees resulted from the incremental accounting fees incurred pertinent to the change of auditors in March, 2002 and the year-end audit of Laidlaw International in France. The increase was partially offset by the decrease in professional fees with the sale of Westminster and H & R Acquisition Corp. and the cessation of operations of Globeshare and Laidlaw International.

Dues and assessments for the nine months ended September 30, 2002 decreased to $113,177 from $438,103 for the nine months ended September 30, 2001. Dues and assessments for the three months ended September 30, 2002 decreased to $23,243 from $54,612 for the three months ended September 30, 2001. The decrease in dues and assessments resulted from reduction of the registration fees paid to the NASD and the various states by Laidlaw Global Securities with the resignation of certain personnel and from the diminished state corporate income taxes. The sale of Westminster in June, 2001 and H & R Acquisition Corp. in December, 2001 as well as the cessation of operations of Globeshare, inc. and Laidlaw International also contributed to the reduction of dues.

Quotes and information systems expenses for the nine months ended September 30, 2002 decreased to $477,574 from $1.5 million for the nine months ended September 30, 2001. Quotes and information systems expenses for the three months ended September 30, 2002 decreased to $140,174 from $369,517 for the three months ended September 30, 2001. Quotes and information systems expenses, which include telephone, quotes and other information costs, decreased due to the reduction of services with the cessation of operations of Globeshare, Inc. and Laidlaw International in the last quarter of 2001 and the sale of the Westminster Securities effected in June 2001.

Interest expense for the nine months ended September 30, 2002 decreased to $84,254 from $420,046 for the nine months ended September 30, 2001. Interest expense for the three months ended September 30, 2002 decreased to $30,524 from $197,852 for the three months ended September 30, 2001. The decrease in interest expense resulted from the settlement of most of the borrowings by the Company in 2001 and the elimination of the carrying costs charged by the clearing brokers of the Westminster and Laidlaw International subsidiaries for their inventory positions.

Net gain on sale of subsidiaries of $238,530 for the nine months ended September 30, 2002 represents a $275,000 reversal of accrued equipment lease of Laidlaw International, $35,264 additional expense incurred by the Company in March, 2002 pertinent to the final settlement of the cessation of operations of the Laidlaw International subsidiary as required by the French administrator, and $1,206 loss on the cessation of operations of Laidlaw Pacific (Asia), a subsidiary that was not operational since its acquisition.

The Company recognized a loss of $1.6 million as a result of the sale of its Westminster subsidiary as of May 31, 2001.

The Company recognized a credit of $289,879 for the nine months ended September 30, 2002 pertinent to the settlement in June, 2002 of the claims by and counterclaims against Plural, a software developer.

There was no amortization of goodwill for the nine and three months ended September 30, 2002 as compared to the charges of $273,673 and $47,716 for the nine and three months ended September 30, 2001, respectively. All the goodwill were written off upon the sale of the Westminster and H & R Acquisition Corp. subsidiaries.

All other expenses for the nine months ended September 30, 2002 decreased to $489,084 from $1,680,727 for the three months ended September 30, 2001. All other expenses for the three months ended September 30, 2002 decreased to $217,034 from $251,552 for the three months ended September 30, 2001. These expenses consist, among other things, of office supplies, insurance, bad debts, and other miscellaneous expenses. The decrease in these expenses resulted from the reduced cost of operations stemming from the contraction in the volume of operations, the cessation of operations of Globeshare, Inc. and Laidlaw International and the sale of Westminster effected on May 31, 2001 and H & R Acquisition Corp.on December 26, 2001.

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

On July 30, 2002, LCG failed to abide by the terms of the funding agreement. Laidlaw notified LCG that the transaction terminated and maintained its right to a $500,000 penalty under the terms of the agreement. Subsequently, upon the request of LCG which assured Laidlaw that it has arranged for the necessary funds to complete a revised proposal, Laidlaw agreed to voluntarily refrain from seeking the enforcement of its penalty in order to provide LCG with an opportunity to submit a revised proposal. Laidlaw initially agreed to wait until August 16, 2002 before acting and then agreed to extend that deadline to August 31, 2002. No revised proposal has been received and Laidlaw may enforce the penalty under the terms of its agreement with LCG. There is no assurance that Laidlaw will receive the $500,000 penalty due it under the terms of the agreement.

On July 31, 2002, an unrelated party purchased 5,000,000 shares of the Company's common stock for $500,000. These proceeds were contributed by the Company as capital to Laidlaw Global Securities.

The Company received notice from the American Stock Exchange Staff, dated August 9, 2002, notifying the Company that it accepted the Company's plan of compliance and granted the Company an extension of time to regain compliance with the continued listing standards. However, the acceptance by the Exchange is conditional and that in addition to updates, no less frequently than quarterly, and periodic review by the Exchange, the Company must, by September 10, 2002, provide proof of receipt of funds in line with its proposed business plan and operational needs and resolve or take substantial steps to resolve any open issues relating to listing additional shares as currently before the Exchange. Failure to fulfill these requirements may result in delisting by the Exchange. The Company has not fully met its obligations under its plan of compliance.

The Board of Laidlaw Global Corporation intends to meet no later than November 20, 2002 to evaluate all investment proposals and options available to it with the purpose of formulating a Plan to fulfill its goal of complying with all American Stock Exchange listing requirements within a short period of time and terminating the broker-dealer subsidiary.

The Board of Laidlaw Global Corporation states that there are no guarantees that the American Stock Exchange will deem the future plans acceptable to the maintenance of the listing but states that it will spare no effort to structure a Plan within a few days after the November 20 scheduled meeting which will be submitted to shareholders' approval and to the American Stock Exchange in short order.

Liquidity and Capital Resources

The Company has incurred continuing net losses through the first nine months of fiscal 2002. As a result of these matters, the Company has continued to experience net cash outflows from operations. The Company is in the process of receiving and evaluating various investment proposals related to Laidlaw. If an understanding with a third party cannot be reached, the Company will have to consider all alternatives including the potential termination of operations or sale of all its remaining assets.

                            PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Galacticomm Technologies, Inc. v. Laidlaw Global Securities, Inc.

The Company is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. The Company acted as a member of a selling group, pursuant to which the Company agreed to purchase 200,000 shares of Galacticomm at $5.40 per share and 200,000 warrants of Galacticomm at $0.09 per warrant. Additionally, the Company agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. Prior to the settlement of the IPO, the Company had satisfied all its commitments as part of its agreement with the lead underwriters. Prior to the settlement of the IPO, the lead underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the lead underwriters, the lead underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the underwriting group in a Florida state court seeking damages for breach of the underwriting agreement. On October 23, 2002, the Company and Galacticomm signed a mutual release of all claims whereby Laidlaw would remunerate $75,000 payable in 4 monthly installments.

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

Estate of Harold Slote v. Laidlaw Global Securities, Inc.("LGS"), Drake Capital Securties, Inc. ("Drake"), Gruntal & Co., LLC ("Gruntal") et al.

The Claimant alleges that a registered representative while employed at LGS, Drake and Gruntal, made investments on behalf of Harold Slote which were unsuitable and in contravention of Mr. Slote's investment goals. Plaintiff seeks $36,091 in compensatory damages against LGS and $571,193 from all defendants for alleged lost opportunities, interest, attorney's fees, costs and punitive damages. The case was dismissed in August, 2002.

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

LGS hired the registered representative but imposed enhanced supervisory/compliance procedures. Notwithstanding the procedures and unbeknownst to LGS, the registered representative continued the practice of "selling away" and the issue is whether LGS took necessary measures to prevent the registered representative from harming his customers while at LGS. On the merits of denial of liability by LGS, a decision in favor of Laidlaw was rendered in June 2002.

Bergmann v. Laidlaw Global Corp. and Roger Bendelac

Claimant seeks $953,000 in damages alleging Roger Bendelac, now the Company's Chief Executive Officer, failed to sell Claimant's shares of the Company when directed to do so. Claimant's father obtained shares of the Company in August 1999 upon the conversion of a convertible note issued by Laidlaw Holdings, Inc. Mr. Bergmann sought to sell the shares in January 2000. Pursuant to the requirements of Rule 144, Claimant was not eligible to sell the shares until August 2000 by which time the value of the shares had dropped substantially. It should be noted that the investment account of the claimant's father in Laidlaw Shares never exceeded $100,000. Further, Mr. Bendelac had become the Chief Executive Officer of the Company and no longer handled the Bergmann account. Special Counsel has interposed an answer to the Statement of Claim and petitioned the NASD for dismissal of the claim based upon applicable law. The NASD has not yet appointed a panel to hear the matter.

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

On November 15, 2002, LGS has signed a settlement agreement with the NASD that resolves this matter. The acceptance of the settlement agreed and signed with the NASD counsel is subject to further NASD and SEC reviews. The terms can only be disclosed when the NASD elects to make them public.

David Bottoms vs. Laidlaw Holding, Inc. and Laidlaw Global Corporation.

Mr. Bottoms has filed a petition in front of the Supreme Court of State of New York against Laidlaw Global Corporation ("Laidlaw") and Laidlaw Holdings, Inc. seeking to restrain Laidlaw from the use of the proceeds of the sale of assets and a motion to show cause will be argued on November 21, 2002.

Laidlaw had signed two contractual agreements with Mr. Bottoms in connection with the sale of its shares of H&R. Mr. Bottoms inserted himself into the transaction by claiming he owned an option on the Laidlaw shares when in fact, Ladlaw considered and still considers that Mr. Bottoms only owned an option on the shares of the minority shareholders. In order to allow the sale to proceed without awaiting the results of litigation, Laidlaw made the decision contemporaneous to the sale of its H&R unit to agree to a payment of $ 300,000 to Mr. Bottoms and signed a second agreement with Mr. Bottoms for consulting services that would provide for quarterly payments of $ 25,000 a quarter for a period of three years. Laidlaw made the first two quarterly payments and decided to stop making any further payments Mr. Bottoms having performed none of the consulting services he had promised. The matter of this dispute will be arbitrated in front of the American Arbitration Association as per the arbitration agreement clause that was part of those agreements.

Mr. Bottoms is seeking $ 257,000 as accelerated payments on the consulting agreement due to his allegation of default under the terms of the agreement. Laidlaw intends to counter-claim for the initial payment of $ 300,000 and its first two installment payments on the consulting agreement since the signatory of the original agreement on behalf of Laidlaw has now confirmed that the intention of the initial agreement never intended to provide any option to Mr. Bottoms on the H&R shares of Laidlaw but solely on the minority shareholders' shares. Laidlaw intends to vigorously defend this action and assert its counter-claim in due course.

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

(b) Reports on Form 8-K

On November 8, 2002 Laidlaw filed a Current Report stating it had dismissed Eisner LLP as its independent accountant for fiscal year ended December 31, 2002 and engaged the firm of Weinick Sanders Leventhal & Co., LLP.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                                               LAIDLAW GLOBAL CORPORATION


November 19, 2002                              By: /s/ Roger Bendelac
                                                 --------------------------
                                                 Roger Bendelac,
                                                 Chief Executive Officer