Form 10KSB
period 2002-12-31
LAIDLAW GLOBAL CORP
filed 2003-04-16
CIK 869026

SECURITIES AND EXCHANGE COMMISSION

                              Washington, DC 20549

                                   FORM 10-KSB

|X| ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2002

|_| TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

            For the transition period from ___________ to ___________

                         Commission file number: 0-27681

                           LAIDLAW GLOBAL CORPORATION
             (Exact Name of Registrant as Specified in its Charter)

                   DELAWARE                              13-4093923
       (State or other jurisdiction)           (Employer Identification Number)

    575 Madison Avenue, New York, NY                         10022
 (Address of principal executive offices)                  (Zip Code)

Registrant's Telephone Number, Including Area Code: (212) 937-8465

Securities registered under Section 12(b) of the Exchange Act:

Title of each class registered: None

Name of each exchange on which registered: None

Securities registered under Section 12(g) of the Exchange Act:

                        Common Stock, par value $0.00001
                                (Title of class)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes |X| No |_|

Check if no disclosure of delinquent filers in response to Item 405 of Regulation S-B is contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. |_|

State the issuer's revenues for its most recent fiscal year: $2,090,733

State the aggregate market value of the voting and non-voting stock held by non-affiliates computed by reference to the price at which the stock was sold, or the average bid and asked prices of such stock, as of a specified date within the past 60 days. The aggregate market value of the voting and non-voting stock held by non-affiliates of the registrant is approximately $625,022 as of March 31, 2003.

State the number of shares outstanding of each of the registrant's classes of common equity as of the latest practicable date: 35,132,565 shares of the registrant's common stock are outstanding as of March 31, 2002, not including 2,791,454 shares issuable upon the exercise of outstanding warrants and employee stock options.

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

Transitional Small Business Disclosure Format (check one): Yes |_| No |X|

                                TABLE OF CONTENTS

                                                                            Page
PART I

Item 1.  Description of Business ..........................................    3
Item 2.  Description of Property ..........................................   10
Item 3.  Legal Proceedings ................................................   10
Item 4.  Submission of Matters to a Vote of Security Holders ..............   14
Item 5.  Market for Common Equity and Related Stockholder Matters .........   14

PART II

Item 6.  Management's Discussion and Analysis or Plan of Operation.........   16
Item 7.  Financial Statements .............................................   25
Item 8.  Changes In and Disagreements With Accountants on Accounting
         and Financial Disclosure .........................................   26

PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons .....   26
Item 10. Executive Compensation ...........................................   29
Item 11. Security Ownership of Certain Beneficial Owners and Management ...   34
Item 12. Certain Relationships and Related Transactions ...................   35
Item 13. Exhibits and Reports on Form 8-K .................................   37

                                   ----------

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

                                   ----------

In this Annual Report, "Laidlaw," "we," "us," and "our" each refers to Laidlaw Global Corporation and, where appropriate, to our subsidiaries.

                                     PART I

Item 1. Description of Business.

A. General

Laidlaw Global Corporation ("the Company") is a financial services firm that has operated in two business segments: brokerage, which includes investment banking and sales and trading, and asset management. Through our subsidiaries, we provided a broad range of financial and investment services and products to individuals, corporations and institutions. We are focusing our business development in selectively targeted industries with growth potential. Transactions between the Company and subsidiaries which were sold, ceased effective their respective sale dates.

Going forward the company intends to have two wholly owned subsidiaries : (1) Phoenix Securities Corp. and (2) Laidlaw Properties, Inc. ("Laidlaw Properties").

      1) Phoenix Securities Corp. offers a range of innovative investment strategies, and financial services. Phoenix Securities Corp. provides its clients with a unique opportunity to extend their investment offerings to key international markets. Once appropriately licensed and registered, it will assist international companies who require access to the U.S. capital markets. Laidlaw has years of experience in building strategic alliances and investment relationships, as well as advising on mergers and acquisitions and related financing opportunities. Until it has completed the process of registration and obtained the necessary licenses, the newly formed subsidiary of Laidlaw is limiting itself to investment banking services that do not require a registration as a broker-dealer. It has recently completed its first assignment by issuing a fairness opinion for a fee in the corporate merger of a publicly traded entity.

      2) Laidlaw Properties, Inc. aims to establish itself as a leading niche player in the global property market. Given the size of Laidlaw and the flat structure of the business model, the two divisions will be interdependent on each other and will leverage off their respective skill pools.

B. Our Subsidiaries

Laidlaw Global Securities, Inc.

Laidlaw Global Securities, Inc. ("LGSI"), formerly known as Laidlaw Equities, Inc., was a New York based financial services corporation which was incorporated in October 23, 1986. It was a broker-dealer, which was a member firm of the National Association of Securities Dealers, Inc. ("NASD"), Securities Industry Protection Corporation ("SIPC") and Securities Industry Association ("SIA"). Its principal activities were institutional and retail brokerage, trading and sales, investment banking and research. In addition to its New York offices, Laidlaw Global Securities maintained an office in Miami, Florida, where it had one registered principal. With the difficult market conditions that prevailed starting the second half of fiscal 2000, LGSI experienced continued losses and erosion of its capital despite management's persistent efforts to cut costs and find new avenues for revenue generation. In the last quarter of fiscal 2002, the Company's management deemed LGSI was no longer a viable operation to maintain. On November 14, 2002, the Company announced that its Board of Directors adopted a resolution confirming its decision to fulfill an orderly and responsible unwinding of the operations of LGSI. In that light, LGSI filed on or about November 19, 2002 a Uniform Request Withdrawal from Broker-Dealer Registration effective November 13, 2002 and sold its list of client accounts to Kuhns Brothers Securities Corporation for a total cash consideration of $75,000. LGSI also filed a Notice of Withdrawal as an Investment Adviser.

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

Globeshare Group, Inc. (formerly Global Electronic Exchange Inc.)

Globeshare Group, Inc. (formerly Global Electronic Exchange), a 97% owned subsidiary of Laidlaw, is a New York based entity which was incorporated in January 26, 1999. It was established by Laidlaw to create and develop an internet-based international investment services business, including operations in securities trading, investment banking, asset management and real estate. It owns Globeshare, Inc., which was a broker-dealer based in New York, focusing on affording customers access to international and domestic markets through the internet and strategic alliances. In view of the losses realized in the first three quarters of 2001 and in fiscal year 2000, Laidlaw reviewed its marketing strategy, the cost structure and the services and products which it had been offering to the industry and what changes may be necessary to achieve profitability. It was determined that, in order for Laidlaw to survive the current difficult conditions, it was economically efficient to consolidate the brokerage operations in one entity and to cease the operations of Globeshare Group Inc.'s broker-dealer subsidiary Globeshare, Inc., which was completed effective October 5, 2001. An agreement was executed between Laidlaw Global Securities, Inc. and Globeshare, Inc. whereby Globeshare - a division of Laidlaw Global Securities assumed the customer accounts of Globeshare, Inc. On November 20, 2001, Globeshare, Inc. applied for a withdrawal of its broker-dealer license with the Securities and Exchange Commission.

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

Laidlaw International, S.A.

Laidlaw International, S.A. was a fully licensed broker in Paris, France that was granted its license by Banque de France in April, 2001. The weakened economic activity in the European equities market in 2001 prevented the realization of the business model upon which this French entity was developed. The September, 2001 terrorist attacks in the United States further magnified economic uncertainty and depressed activities in the financial markets worldwide. In light of continuing operating losses by Laidlaw International, the French Commission Bancaire required a capital increase of 2 million Euros in February, 2002 in order for the entity to be in compliance with French Net Capital Regulations and the Company was given a short time period to provide the additional capital. Given the difficult market and economic conditions at that time, Laidlaw decided to concentrate its efforts on maintaining the U.S. operations and not provide the additional capital. An Administrator was appointed by Commission Bancaire to operate Laidlaw International and the Company abandoned its control. Effective April 11, 2002, the French Administrator committed to a process of liquidation.

Laidlaw Properties, Inc.

On November 19, 2002, a new subsidiary Laidlaw Properties, Inc. was incorporated in the state of Delaware under the General Corporation Law. Through this subsidiary, the Company will commence its investment property business and other real estate ventures. Laidlaw Properties intends to concentrate on the financing and development of resorts projects of which the Whittier, Alaska Prince William Resort Property would constitute the first such effort in the event due diligence allows a forward move with this project. Laidlaw Properties intends to then expand its portfolio by acquiring other income producing properties. Laidlaw Properties has determined that it should focus on the vacation ownership resort, financing and development, management, and sales industries, with a particular emphasis on acquiring properties in the Sunbelt of the United States. The cash flow and net earnings that are generated from timeshare projects, or vacation ownership, have been confirmed by all of the major hotel companies.

Phoenix Securities Corp.

On February 14, 2003, Phoenix Securities Corp., which was incorporated in Delaware under the General Corporation Law in September, 2001 but was not operational until recently, was added as a new subsidiary of the Company. Phoenix Securities Corp. specializes in Corporate services including the rendering of fairness opinions, the review of merger and acquisition transactions and the brokering of such transactions for a fee or an equity participation. At this point, Phoenix Securities Corp.

provides services not requiring its registration as a Broker-Dealer. In the future, should it decide to enter into businesses requiring such registration, Phoenix will apply for the appropriate registrations, authorizations and licenses.

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

Laidlaw International S.A. was developed into a fully licensed French broker-dealer with a license issued in April 2001 that allowed it to do business in all of the European countries. The brokerage commissions generated after the issuance of the license in April 2001 were inline with the Business Plan prepared by the team of professionals which had been mostly hired from IFF a former subsidiary of Banque Worms. Banque Worms at that time was a subsidiary of the AXA group. After September 11, 2001, the European market, which was the primary market addressed by that office, deteriorated and did not recover for an extended period of time. As a result, revenue from the French office showed a substantial drop and fell well short of the figures projected in the initial Business Plan. In early February, 2002 the French Commission Bancaire required a capital increase of 2 million Euros in order to maintain the French subsidiary in compliance with French Net Capital Regulations. Laidlaw Global Corporation had to make a hard decision since it could not support its European operations while keeping adequate capital for the U.S. operations. The deadline imposed by the French regulatory authority being very short, Laidlaw Global Corporation was unable to access additional capital prior to the nomination of an Administrator by the Commission Bancaire. Once the Administrator took over, Laidlaw Global Corporation became totally cut off from the decision making process and could no longer be involved in salvaging what initially had been a promising venture.

Effective April 11, 2002, the French Administrator committed to a process of liquidation. Accordingly, the Company recognized a loss of $634,562 as of December 31, 2001 relating to the write off of all its remaining investment in the French subsidiary. .

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

As previously reported in the Current Report on Form 8-K of the Company dated March 5, 2002, Grant Thornton ("Grant") resigned as independent accountant for Laidlaw. On March 11, 2002, Laidlaw engaged Eisner LLP (formerly Richard A. Eisner & Company, LLP) as its new independent accountant for fiscal year ended December 31, 2001.

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

On March 5, 2002, Grant notified the Laidlaw Board of Directors that pursuant to
Section 10A of the Exchange Act of 1934 (the "Grant Report"), in Grant's belief, an illegal act or acts may have occurred at Laidlaw during 2001 with respect to the pricing of stock options. The Grand Report alleged in part "that neither management nor the Board of Directors has taken sufficient steps to determine whether an illegal act has occurred within the meaning of Section 10A of the Exchange Act of 1934."

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

Notwithstanding the contention of the Company that it acted properly, the Company decided to act conservatively in connection with the treatment of the options and will account for the options as a variable plan from the date of the modification to the date the options are exercised, forfeited or expire unexercised. Accordingly in fiscal 2002, the Company recorded a reversal of the charge of $754,714 recorded in fiscal 2001related to variable options with a corresponding decrease in additional paid-in capital. The charge of $754,714 in fiscal 2001 was recorded as compensation expense with a corresponding increase to additional paid-in capital.

As previously reported in the Current Reports on 8-K of the Company dated November 8, 2002 and November 27, 2002, on September 20 and 24, 2002, respectively, Messrs. Jean-Marc Beaujolin and Carlos P. Campbell resigned as directors. On November 5, 2002, Messrs. Jack Takacs and Michael K.McCraw resigned as directors. In order to reduce operating expenses, management has elected not to renew its directors' and officers' ("D and O") liability insurance coverage. Nor has it acquired retroactive coverage. On November 13, 2002, Stanley Ira Birnbaum, attorney at law, was elected to the Board of Directors of the Company.

As previously reported in the Current Report on Form 8-K of the Company dated November 8, 2002, the Company dismissed Eisner LLP as independent accountant on November 5, 2002. On November 4, 2002, the Company engaged Weinick Sanders Leventhal & Co,LLP as its new independent accountant for fiscal year ended December 31, 2002. The Company's decision to replace Eisner is in line with management's efforts to reduce operating expenses.

With the difficult market conditions that prevailed starting the second half of fiscal 2000, LGSI experienced continued losses and erosion of capital despite management's persistent efforts to cut costs and find new avenues for revenue generation. In the last quarter of fiscal 2002, the Company's management deemed LGSI was no longer a viable operation to maintain. On or about November 19, 2002, LGSI, the wholly owned registered broker-dealer subsidiary of Laidlaw Holdings, Inc., which is a wholly-owned subsidiary of the Company, filed with the Securities and Exchange Commission a Uniform Request Withdrawal from Broker-Dealer Registration effective November 13, 2002. LGSI also filed a Notice of Withdrawal as an Investment Advisor. In conjunction with this and as previously reported in the Current Report on Form 8-K of the Company dated November 27, 2002, LGSI sold its list of client accounts to Kuhns Brothers Securities Corporation for a total cash consideration of $75,000. A negative consent transfer letter was sent to all clients of LGSI With the cessation of operations of LGSI, Laidlaw terminated most of its employees and retained only key personnel required to close the affairs of said broker-dealer subsidiary and maintain the downsized operations of the Company. An asset write down in the amount of $333,042 was required to adjust the investment of LGSI and the Company in computer hardware and software, furniture, and leasehold improvements.

On November 19, 2002, a new subsidiary Laidlaw Properties, Inc. was incorporated in the state of Delaware under the General Corporation Law. Through this subsidiary, the Company will commence its investment property business and other real estate ventures. Laidlaw Properties intends to concentrate on development of resort properties. The Prince William Whittier, Alaska property would be the first such property. However, the completion of this transaction is still subject to further due diligence. Then Laidlaw Properties plans to expand its portfolio by acquiring other income producing properties. Laidlaw Properties has determined that it should focus on the vacation ownership resort, development, management, and sales industries, with a particular emphasis on acquiring properties in the Sunbelt of the United States. The cash flow and net earnings that are generated from timeshare projects, or vacation ownership, have been confirmed by all of the major hotel companies

In January, 2003, the Company settled the dispute that arose out of the previously non completed funding agreement entered into with London Capital Group,Ltd. for a compensation of $70,000, $10,000 of which was received in December, 2002 and the balance of $60,000 in January, 2003.

On February 14, 2003, Phoenix Securities Corp., which was incorporated in Delaware under the General Corporation Law in September, 2001 and was not operational until then, was added as a new subsidiary of the Company. Phoenix Securities Corp specializes in Corporate services including the rendering of fairness opinions, the review of merger and acquisition transactions and the brokering of such transactions for a fee or an equity participation. At this point, Phoenix Securities Corp. provides services not requiring its registration as a Broker-Dealer. In the future, should it decide to enter into businesses requiring such registration, Phoenix will apply for the appropriate registrations, authorizations and licenses.

On March 4, 2003, the Company moved its offices to a new location in New York City. The move is in conjunction with its cost restructuring efforts.

D. Our Strategy - Measures to Attempt a Return to Profitability

While the Company continues to concentrate on building sales and developing its investment banking services through its new subsidiary Phoenix Securities Corp. which will immediately specialize in areas of the business not requiring registration as a Broker-dealer and which will seek such registration when it decides to enter businesses requiring it, overall market conditions continue to be difficult.

Laidlaw undertook several cost-cutting measures last year and our operating expenses were significantly lower in December 2002 than in January of 2002. Although our revenue base continued to erode, resulting in sizable losses for the year, our monthly losses from operations declined consistently through the course of the year.

The major initiatives we undertook over the last two years to curtail our expenses included:

o     Closing down our unprofitable on-line business

o     Eliminating unnecessary staffing positions

o Changing compensation structure of some salaried employees to pure commission

o     Reducing salaries of senior management by up to 65%

o     Reducing ticket charges

o     Adjusting commission rates to competitive levels

Mainly due to a shrinking revenue base, the company was still generating losses of nearly $300,000 to $400,000 per month until recently. At this point, such losses have been curtailed and reduced to less than $ 80,000 per month. Rent and utilities expenses have been reduced substantially with the move to a smaller and more affordable office space in March, 2003. The Company is in the process of implementing several transactions through its new subsidiaries that should generate revenues, making its operations viable in the future in both the properties and the investment services areas.

It is clear to company management, however, that to stem the losses, the major initiative has to be to increase our revenue base. To that end, Laidlaw is currently pursuing several alternatives.

Identifying Merger Partners

Laidlaw is presently in early stages of negotiations with at least two different entities to forge strategic partnerships and potential joint ventures or other business combinations. Each of the entities also recognizes that they would have to bring in additional capital into the firm as a condition to us merging. We have entered into mutual non-disclosure and confidentiality agreements in pursuit of such an understanding.

Targeting Additional Revenue Niches

A majority of our corporate finance revenue in the past two to three years was generated from private placements for micro- and small-cap companies. This segment of the market has had little activity in the recent past. Over the past six months, our corporate finance department has targeted its efforts to generate revenue from investment banking related work other than raising capital for companies. To that end, more recently we have been successful in having our new subsidiary Phoenix Securities Corp. retained for corporate advisory and merger and acquisition related transactions. We are also focusing on middle market companies in emerging growth countries, a segment we believe is under served by U.S. investment banks.

E. Lines of Business

Traditional Trading and Brokerage Services

Laidlaw Global Securities: Laidlaw Global Securities provided professional brokerage services to both institutional and individual investors. Laidlaw Global Securities was focused to meet the needs of the sophisticated investor by offering a full range of investment strategies and services including domestic and international equities, bonds, debt securities, mutual funds, government securities, new public and private offerings, retirement services and life insurance/annuity products. In addition, Laidlaw Global Securities provided proprietary product offerings for investment clients by specializing in firm research and client underwriting of small to mid-capitalization companies with market capitalization under $500 million.

Laidlaw Global Securities offered its clients financial services, securities transaction, and account maintenance capabilities available through an alliance with Pershing, a BNY Clearing Services Company ("Pershing"), a leading provider of correspondent brokerage clearing house services. Pershing offered Laidlaw Global Securities clearing capabilities and investment services specifically developed for the securities industry.

Investment Banking

Laidlaw Global Securities: Laidlaw Global Securities' investment banking professionals had completed numerous private placements, public stock offerings, and secondary equity and debt offerings. Since January of 1997, Laidlaw Global Securities had acted as either lead underwriter or co-underwriter in several public offerings including Puro Water, Inc., Asia Pacific Wire & Cable Company, Augment Systems, Inc., Scheid Vineyards, Inc., JinPan International, Ltd., Newmark Homes Corp., and Sanguine Corporation. Laidlaw Global Securities also acted as a financial advisor to a number of middle-market companies in developing strategies for maximizing shareholder value. Laidlaw Global Securities provided fairness opinions and valuations, advice on recapitalization, mergers and acquisitions, advice on selling companies, and assistance with the private placement and public distribution of securities in the United States and abroad.

By providing experienced counsel to middle-market and growth companies, where the market capitalizations are less than $500 million, Laidlaw Global Securities was well-positioned in an important market niche. Laidlaw Global Securities' investment professionals offered domestic clients an opportunity to extend their investment offerings beyond the United States, to key international markets, while also assisting international companies who desire access to the financial market of the United States.

Phoenix Securities Corp., a newly added subsidiary of the Company in February, 2003, specializes in Corporate services including the rendering of fairness opinions, the review of merger and acquisition transactions and the brokering of such transactions for a fee or an equity participation. At this point, Phoenix Securities Corp. provides services not requiring its registration as a Broker-Dealer. In the future, should it decide to enter into businesses requiring such registration, Phoenix will apply for the appropriate registrations, authorizations and licenses.

Asset Management and Investment Services

Laidlaw Global Securities: Laidlaw Global Securities was also a registered investment advisory firm, and as such, provided services including performance monitoring selection of third party investment managers, and discretionary asset management. The investment advisory services offered by Laidlaw Global Securities were tailored for a variety of clients, including individuals, pension and profit-sharing plans, trusts and estates, charitable organizations, corporations and other businesses.

Investment Property Management and Other Real Estate Ventures

Laidlaw Properties, Inc. will provide the expertise in the development of the investment property management business and implementation of future real estate transactions. Laidlaw Properties intends to concentrate on the development of resort properties. The Prince William Whittier, Alaska would be the first such property. However, the completion of this transaction is still subject to further due diligence. [ILLEGIBLE] expand its portfolio by acquiring other income producing properties. Laidlaw Properties has determined that it should focus on the vacation ownership resort, development, management, and sales industries, with a particular emphasis on acquiring properties in the Sunbelt of the United States. The cash flow and net earnings that are generated from timeshare projects, or vacation ownership, have been confirmed by all of the major hotel companies.

F. Employees

As of March 31, 2003, we had 5 employees, all of whom are employed full-time. We believe that one of our strengths is the quality and dedication of our employees and the shared sense of being a part of a team. We strive to maintain a work environment that fosters professionalism, excellence, diversity and cooperation among our employees. Our future success will depend, in part, on our ability to continue to attract, retain and motivate highly qualified technical and management personnel, for whom competition is intense. Our employees are not covered by any collective bargaining agreement, and we have never experienced a work stoppage. We believe our relations with our employees are good.

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

With regard to the property management and real estate ventures business, each project to be successful will require appropriate funding. Access to funding is competitive and a lack of adequate access will impede the projections of Laidlaw Properties, Inc. Furthermore, the properties, once developed, will be subject to risks related to the overall economic environment and to the existence of well established competition in the property leisure industry. Large companies with adequate funding already inhabit that sector of activities.

H. Trademarks

Since August 27, 1996, we have maintained and are in the process of renewing a trademark "Laidlaw & Co." We are in the process of applying for a trademark for "Laidlaw Global Corporation" utilizing the same symbol we have for "Laidlaw & Co." We regard our intellectual property as being an important factor in the marketing of Laidlaw. We are not aware of any facts which would negatively impact our continuing use of our trademarks.

I. Regulation

Regulation of the Securities Industry and Broker-Dealers

The securities industry - and all of our businesses - is subject to extensive regulation under both federal and state laws. In the United States, the Securities and Exchange Commission ("Commission") is the federal agency responsible for the administration of the federal securities laws. Laidlaw Global Securities was an NASD member firm and a registered investment advisor with the Commission. Securities firms are subject to regulation by the Commission and by self-regulatory organizations ("SROs"), including but not limited to the NASD, the Municipal Securities Review Board (the "MSRB") and national securities exchanges such as the New York Stock Exchange. Securities firms are also subject to regulation by state securities administrators in those states in which they conduct business. Laidlaw Global Securities was a registered broker-dealer in 50 states, the District of Columbia and the Commonwealth of Puerto Rico. Failure to comply with the laws, rules or regulations of the Commission, SROs and state securities commissions may result in censure, fine, the issuance of cease-and-desist orders or the suspension or expulsion by such entities of a broker-dealer, an investment adviser, officers, or employees. The Commission and SROs regulate many aspects of our business including trade practices among broker-dealers, capital structure and withdrawals, sales methods, use and safekeeping of customers' funds and securities, the financing of customers' purchases, broker-dealer and employee registration and the conduct of directors, officers and employees. Additional legislation, changes in the rules promulgated by SROs or changes in the interpretation of enforcement of existing rules, either in the United States or elsewhere, may directly affect the mode of operation and profitability of Laidlaw.

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

Effect of Net Capital Requirements

As a registered broker-dealer and member of various SROs, we were subject to the Securities and Exchange Commission Uniform Net Capital Rule (SEC Rule 15c3-1). The Uniform Net Capital Rule specifies the minimum level of net capital a broker-dealer must maintain and also requires that at least a minimum part of its assets be kept in relatively liquid form. As of December 31, 2001, our broker-dealer subsidiary. Laidlaw Global Securities was required to maintain minimum net capital of $106,622 and had total net capital of $758,722.

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

Item 2. Description of Property.

Our principal offices are located on the 10th Floor at 575 Madison Avenue, New York, New York and comprise approximately 424 square feet of leased space. The lease term is for a period of two months commencing on March 1, 2003 and ending on April 30, 2003. Under the terms of the lease agreement, unless terminated or renewed, the agreement will continue under the same terms and conditions until either lessor or lessee gives to the other two (2) calendar months' written notice of their intention to terminate.

Item 3. Legal Proceedings.

Galacticomm Technologies, Inc. vs. Laidlaw Global Securities, Inc.

Laidlaw Global Securities, Inc. ("LGSI") is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. The Company acted as a member of a selling group, pursuant to which the Company agreed to purchase 200,000 shares of Galacticomm at $5.40 per share and 200,000 warrants of Galacticomm at

$0.09 per warrant. Additionally, the Company agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. Prior to the settlement of the IPO, the Company had satisfied all its commitments as part of its agreement with the lead underwriters. Prior to the settlement of the IPO, the lead underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the lead underwriters, the lead underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the underwriting group in a Florida state court seeking damages for breach of the underwriting agreement.

Before this matter could proceed to trial, all remaining defendants reached a settlement agreement with plaintiff. The settlement agreement provided for LGSI to pay the sum of $72,500 over four quarterly installments. However, Laidlaw breached the terms of the settlement agreement resulting in a judgment against the Company in the amount of $1,378,681 (with interest running at the rate of 9% per annum from January 21, 2003). Since this judgment is against LGSI only, the Company's counsel believes that plaintiff can enforce this judgment only against LGSI and not against any of the other Laidlaw entities, including the parent entity. Furthermore, it is the opinion of the Company counsel that in the event LGSI has sufficient capital to pay the original settlement amount, plaintiff will accept this sum in full satisfaction of the aforementioned judgment. Of course, there is no guarantee that this will occur. Management has indicated its intent to appeal the judgment in the state of Florida.

Greek Capital Market Commission vs. Laidlaw Global Corporation

The Company, as well as its subsidiary Laidlaw Global Securities, have been named in an administrative proceeding involving the Greek Capital Market Commission ("CMC"). In early 2000, representatives of the Company were introduced to a representative of Elektra S.A. ("Elektra"), an entity whose securities are publicly traded in Greece, in order to discuss a business strategy by which the Company would assist in the sale of a significant amount of Elektra's shares by certain of its stockholders. Following meetings with such persons, Elektra announced in the spring of 2000 that its principal shareholders would sell up to 3,000,000 shares of its stock. On March 28, 2000, Elektra sold two million shares of its stock to institutional investors through a Greek brokerage firm, Contalexis Financial Services.

On February 28, 2001, the CMC, an administrative body which reviews securities issues in Greece, found that Laidlaw Global Securities violated certain notification requirements to the CMC and Elektra. According to the CMC's findings, the Company (i) failed to notify the CMC and Elektra of the March 28, 2000 acquisition of Elektra shares and (ii) failed to notify the Athens Stock Exchange of the Company's assignment of voting rights and participation of share capital in Elektra. The Company believes that, since neither it nor any of its subsidiaries ever owned shares of Elektra, and for the other reasons set forth below, both of these findings are without merit and factually inaccurate and will be overturned on appeal.

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

These fines were levied after reviewing response letters filed by the Company's Greek counsel. Greek counsel to the Company will be filing Remedy Petitions before the CMC against the decisions assessing the fines, which is a form of an administrative proceeding. In the event the Remedy Petitions are rejected by the CMC, the Parent will file Writs of Annulment before the Conseil d'Etat, which is the Greek Court having jurisdiction over such matters. Since neither the Company, nor any of its subsidiaries, has (i) ever owned shares of Elektra, (ii) ever acted as a principal or agent for the purchase or sale of shares of Elektra, (iii) acted as a broker-dealer of securities of Elektra, or (iv) ever stated, publicly or otherwise, that it, or any of its subsidiaries, did hold, or intended to hold or own, shares of Elektra, it believes that the findings of the CMC will be overturned on appeal. The Company's counsel in Greece has advised that in its opinion, the fines imposed by the CMC are civil fines and can only be enforced against the assets of the Company in Greece. Further, they advise that any enforcement of fine in the United States would require commencing a new action in the United States.

Plural, Inc. vs. Laidlaw Global Corporation, et. al.

In November, 2001, Plural instituted action in the New York State Supreme Court for services rendered pursuant to a computer consulting agreement. Plural claimed approximately $700,000 was due to it pursuant to the agreement. In June, 2002, Plural and Laidlaw entered into a settlement agreement wherein the payment by Laidlaw of $40,000 to Plural by August 2, 2002 shall cause all claims or counterclaims which are or could be asserted, including but not limited to those set forth in the Complaint and the draft counterclaims, to be dismissed with prejudice, without costs, for which purpose either party may tender an appropriate form of judgment to the Court, on notice. Payment of the settlement amount has been made by Laidlaw.

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

Bergmann v. Laidlaw Global Corp. and Roger Bendelac

Robert Bergmann, Jr., a former customer of Laidlaw Global Securities, has filed a NASD Arbitration against Laidlaw Global Corp. and Roger Bendelac individually, seeking $953,000 in damages based upon allegations that Roger Bendelac failed to sell Mr. Bergmann's shares of Laidlaw's common stock upon the expiration of the restrictive period.1 Claimant's father obtained shares of the Company in August 1999 upon the conversion of a convertible note issued by Laidlaw Holdings, Inc. At the time the stock was issued, as a conversion from a Laidlaw Holdings, Inc. Convertible Subordinated Note, the common stock carried a one year restriction on the re-sale of the stock pursuant to Rule 144 of the Securities Exchange Act; i.e., the holder had to hold the security for a minimum of one year before selling it. Mr. Bergmann sought to sell the shares in January 2000. However, Claimant alleges that Mr. Bendelac failed to sell Mr. Bergmann's shares and by the summer of 2000, the value of this security dropped substantially.2 It should be noted that the purchase costs by the Claimant's father in Laidlaw shares at stake in litigation never exceeded $100,000. Further, Mr. Bendelac had become the Chief Executive Officer of the Company and no longer handled the Bergmann account. Claimant is seeking the difference in the value of the stock at the time he instructed Mr. Bendelac to sell the shares, versus the current value of his holdings.

Upon a review of the facts and the law, and based upon Claimant's admissions as to the applicable dates, it appears that as of January 2000, Mr. Bendelac was unable to carry out Bergmann's instructions based upon Rule 144. As the stock was acquired by Mr. Bergmann in August 1999, based upon the fact that the security was subject to a one year holding period, Mr. Bendelac could not have sold this stock for Bergmann until August 2000, at the earliest. As such, this Claim should be dismissed as a matter of law.

Special Counsel has interposed an answer to the Statement of Claim on behalf of Mr. Bendelac and the Company and petitioned the NASD for dismissal of the claim based upon applicable law. This application was supported by an affidavit from Laidlaw's corporate counsel who joined in the position that the stock was restricted and was incapable of being sold legally. If the security could not be sold until August 2000, Claimant's damages were not proximately caused by any of the acts complained of in the Statement of Claim, but by market forces responsible for the stock's decline. Because of the issues surrounding the appointment of arbitrators in California, no NASD panel has yet been appointed. To date, Claimant's counsel has not responded to Respondents' motion to dismiss

Laidlaw's counsel has had numerous conversations with Claimant's counsel about reaching a settlement and Laidlaw has offered a nuisance value settlement of $4,000. Claimant's counsel has indicated he is favorably disposed to accepting this sum, given the pending motion, his review of the applicable law as set forth in Laidlaw counsel's motion to dismiss, and upon Laidlaw's dire financial circumstances. Claimant's counsel has now informed Laidlaw that he is withdrawing from the case. Naturally, Claimant's counsel's decision to withdraw is not binding nor can the Company conclude that Claimant won't continue the matter with substitute counsel. Laidlaw counsel, however, remains confident in the merits of Laidlaw's defenses.

Based on this new development, Laidlaw Global Corporation, which is not regulated by the NASD, has decided to inform the NASD that it is not subject to NASD jurisdiction and therefore can no longer be part of these proceedings. To date Claimant has not filed the claim in court or in any other jurisdiction .

Thomas v. Laidlaw Global Securities, Inc., Coleman & Co. and Andrew Fine.

Claimant alleges the respondents are liable to him for an amount between $100,000 and $500,000. Claimant was a customer of LGS and Andrew Fine was his former registered representative. Prior to becoming a broker at LGS, Mr. Fine worked at Coleman & Co. where Mr. Thomas was his customer. The account was subsequently transferred from Coleman & Co. to LGS when Mr. Fine was employed by LGS.

Claimant alleges broker Fine subjected his account to unnecessary risks contrary to his investment objectives. Claimant focuses his complaint on investments in a company known as Razorfish, Inc. It should be known that Razorfish is, itself, the target of intense regulatory scrutiny for committing securities fraud and thus, to the extent Fine was caused to make any misrepresentations, we have the added defense that Fine believed his representations to be true at the time he made them to Thomas based upon information Razorfish was disseminating to the public.

Laidlaw counsel has interposed an Answer on behalf of LGS but not on behalf of its former broker Fine who is representing himself. The acts complained of by Mr. Thomas occurred while Mr. Fine was employed at Coleman & Co. Stock of Razorfish was purchased for the Thomas account before the account was transferred to LGS. To the extent Fine did recommend speculative investments, and to the extent these investments were unsuitable and did cause Claimant to sustain losses, Laidlaw should not be held liable. In fact, at the time Claimant transferred his account, the value of the account was only $9,000. The Thomas account at LGS never exceeded approximately $20,000 and thus, the exposure to LGS, if any, is quite limited. NASD has appointed an arbitration panel and the matter is now scheduled to be heard on April 29 to May 1, 2003. Laidlaw counsel have had settlement talks with Claimant's counsel in an effort to resolve this matter. Claimant's counsel has indicated it will accept a settlement of $5,500 in order to resolve this matter. However, Laidlaw has countered with an offer of $4,990. We expect to reach a settlement at some point in the near future in this range to avoid going to trial although there is no guarantee of this fact.

David Bottoms, Jr. v. Laidlaw Global Corp, et al.

On or about December 21, 2001, David Bottoms entered into two contracts with Laidlaw Global Corp. The first agreement (Acquisition Agreement) provided Laidlaw would purchase certain rights and interests owned by Bottoms in consideration for the payment of $300,000 and enter into a three year consulting agreement in which Laidlaw agreed to pay Bottoms the sum of $100,000 per year. Laidlaw paid the $300,000 acquisition fee and paid $50,000 toward the three year consulting agreement. However, after the company became insolvent, Laidlaw was unable to pay the balance of $250,000. However, Bottoms was not required to provide any consulting services to the company as a result.

On or about December 19, 2002, Bottoms commenced a lawsuit in the Supreme Court of the State of New York, County of New York against Laidlaw Global Corp., Laidlaw Holdings, Inc., Laidlaw Global Securities, Inc. and Laidlaw Global Properties, Inc. alleging breach of the aforementioned agreements and seeking $250,000 in damages plus 7% interest. This office filed a notice of appearance and a demand for a complaint. Laidlaw counsel appeared in Court on March 27, 2003 at which time the Court stipulated the end May, 2003 as the discovery cut off date. Thereafter, a trial date will be set by the Court.

The Agreement mandates that the parties agree to arbitrate all disputes before the American Arbitration Association. Before getting to the merits of the matter, it should be known that Laidlaw has a strong opportunity to oppose the action by moving to stay the court proceedings and to compel arbitration. By proceeding in the state court system, it is not likely this matter will be resolved for several years versus a much more expedited (and far more costly) result should the matter proceed before AAA. As such, no decision has yet been made as to whether to permit this matter to proceed in the state court venue.

In either event, the company has several defenses to this action. First, Bottoms named Laidlaw Global Securities, Inc. and Laidlaw Global Properties, Inc. as defendants in this action and there is no basis for these parties to be included in this matter. In fact, Laidlaw Global Properties didn't even exist until after the contract in question had been entered into. Additionally, there is a question of Bottoms lack of performance of his consulting duties, the consideration for the payment of his consulting fees. However, this is a question of fact that will have to be determined by either an arbitration panel or a jury. At this point in time, there is no way to accurately assess the liability of this matter except to note that unless a settlement is reached, and that appears unlikely at the moment, this matter will not be disposed of for quite some time, perhaps a year at the earliest, longer if the matter remains before the Court.

S.L. Greene vs. Laidlaw Holdings, Inc.

Laidlaw Holdings, Inc., the leaseholder to the Company's office spaces at 100 Park Avenue is currently in default on its lease agreement with its landlord SL Greene. As a result, SL Greene has obtained a judgment against Laidlaw Holdings, Inc. in excess of $500,000. Since SL Greene obtained its judgment, Laidlaw has vacated the premises. There is no way of knowing at this time whether SL Greene intends to seek enforcement of its judgment in light of its awareness of the Company's current financial status.

Richard Tuten vs. Laidlaw Global Securities, Inc.

Claimant Richard Tuten commenced a NASD Arbitration against Laidlaw Global Securities, Inc. seeking $821,226 in compensatory damages alleging that LGSI fraudently induced Tuten to personally guarantee certain loans for his company under the guise that Laidlaw would raise $3,000,000 in private funding only to purposely withhold its successful fund raising efforts in an effort to drive the company into bankruptcy so other Laidlaw clients could buy Tuten's company's assets for pennies on the dollar.

The matter on this case arose out of events that date as far back as June 1997. The issuance of a complaint almost six years later raises both credibility and a possible statute of limitations issue. LGSI Counsel does not feel the matter has any merit and is of the opinion that this matter can be successfully defended. However, given the status of LGSI, this matter is not likely to be defended and the contingent liability written off.

NASD Regulatory Matter

The NASD has commenced a formal investigation against LGSI pertaining to certain trading activities of LGSI in the stock of the Company during the period June 1999 through September 1999. The NASD alleges that a firm trader and others improperly traded restricted shares of the Company from the LGSI proprietary account. Further, NASD alleged, and trading records confirmed, LGSI may have engaged in improper solicited agency trades of the Company's restricted stock during this period. If the allegations were proven true, the aforementioned trades would have been violative of securities rules and regulations.

After submitting a Wells submission (a legal brief outlining the reasons why charges should not be brought against Laidlaw Global Securities, Inc.) LGSI has signed a settlement agreement with the NASD wherein LGSI agreed to a censure and a fine in the amount of $50,000 to be paid no later than May 1, 2003. There were no admission of wrongdoing by LGSI and once the fine is paid, the matter will be deemed concluded.

American Stock Exchange Listing Matter

At present, the Company has limited operations and may be in danger of having its shares being delisted from the American Stock Exchange (AMEX). The Company believes that unless it successfully completes a merger with the Alaska Property Company, or completes another transaction that substantially enhances the Company's operations, the American Stock Exchange will not permit its shares to trade on the AMEX. Even if the Company were to consummate such a merger, the Board of Laidlaw Global Corporation states that there are no guarantees that the American Stock Exchange will deem the future plans acceptable to the maintenance of the listing but that it will spare no effort to structure a Plan which will be submitted to shareholders' approval and to the American Stock Exchange in short order.

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

Item 4. Submission of Matters to a Vote of Security Holders.

No matters were submitted to a vote of security holders during the seven quarters ended December 31, 2002. However, at a special meeting of shareholders held February 27, 2001, the shareholders elected a Board of Directors, ratified the appointment of Grant Thornton LLP as auditors for the Company, and gave discretionary authority to the Board of Directors to implement a 1 for 5 reverse stock split.

Item 5. Market for Common Equity and Related Stockholder Matters.

Market Information

Laidlaw's common stock has been traded on the American Stock Exchange ("AMEX") since May 18, 2000 under the symbol GLL. Prior thereto and subsequent to the acquisition of Laidlaw Holdings on June 8, 1999, the common stock was traded on the OTC Bulletin Board under the symbol LAIG. Prior to the acquisition, the common stock was traded under the symbol FTKV. The following table sets forth the high and low closing prices per share as reported by the AMEX: The market prices have been adjusted to give retroactive effect to a Reverse Stock Split and a Forward Stock Split.

Common Stock
                                     -------------------------------------------
                                           2002                    2001
                                     -------------------------------------------
                                          Prices                  Prices
--------------------------------------------------------------------------------
Period                                High       Low          High        Low
--------------------------------------------------------------------------------
First Quarter......................  $ 0.63     $ 0.15       $ 0.75     $0.40
--------------------------------------------------------------------------------
Second Quarter.....................  $ 0.27     $ 0.08       $ 0.44     $0.29
--------------------------------------------------------------------------------
Third Quarter......................  $ 0.26     $ 0.05       $ 0.32     $0.10
--------------------------------------------------------------------------------
Fourth Quarter.....................  $ 0.12     $ 0.03       $ 0.80     $0.19
--------------------------------------------------------------------------------

The closing price of the common stock on March 31, 2003 was $0.04.

Holders

On March 31, 2003 there were 136 holders of record of Laidlaw's common stock.

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

In fiscal 2002, the Company issued 5,000,000 shares of its common stock to an individual unrelated to the Company in a private sale for $500,000 ($.10 per share). In January 2003, the Company issued 2,000,000 shares of its common stock to an individual unrelated to the Company in a private sale for $148,293 ($.074 per share).

Item 6. Management's Discussion and Analysis or Plan of Operation.

Overview

Laidlaw Global Corporation is a financial services firm that operated in two business segments: brokerage, which includes investment banking and sales and trading, and asset management. Going forward the company intends to have two wholly owned subsidiaries: (1) Phoenix Securities Corp.; and (2) Laidlaw Properties, Inc. ("Laidlaw Properties").

      1) Phoenix Securities Corp. offers a range of innovative investment strategies, and financial services. Phoenix Securities Corp. provides its clients with a unique opportunity to extend their investment offerings to key international markets. Once appropriately licensed and registered, it will assist international companies who require access to the U.S. capital markets. Laidlaw has years of experience in building strategic alliances and investment relationships, as well as advising on mergers and acquisitions and related financing opportunities. Until it has completed the process of registration and obtained the necessary licenses, the newly formed subsidiary of Laidlaw is limiting itself to investment banking services that do not require a registration as a broker-dealer. It has recently completed its first assignment by issuing a fairness opinion for a fee in the corporate merger of a publicly traded entity.

      2) Laidlaw Properties, Inc. aims to establish itself as a leading niche player in the global property market. Given the size of Laidlaw and the flat structure of the business model, the two divisions will be interdependent on each other and will leverage off their respective skill pools.

Asset management activities included raising and investing capital and providing financial advice to companies and individuals throughout the United States and overseas. Through this group, Laidlaw provided client advisory services.

Brokerage activities included underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts.

Laidlaw has operated through a number of separate entities owned directly by Laidlaw Global Corporation or through its wholly owned subsidiary, Laidlaw Holdings, Inc. Laidlaw Global Securities, Inc. provided brokerage services and is wholly owned by Laidlaw Holdings, Inc. Howe & Rusling, Inc. provided management services of financial assets and was owned by H&R Acquisition Corp., 81% of whose stock was owned by Laidlaw Holdings, Inc. Westminster Securities Corporation, a NYSE member firm acquired by Laidlaw on July 1, 1999 also provided general brokerage services. Another subsidiary, Globeshare Group, Inc. (formerly Global Electronic Exchange, Inc.),was a holding company that owned 100% of Globeshare, Inc., an online broker-dealer. A broker/dealer subsidiary called Laidlaw International, S.A., located in France, was granted the license to operate as a broker/dealer by Banque de France in April 2001. A new subsidiary Laidlaw Properties, Inc., which was incorporated in the state of Delaware under the General Corporation Law, will undertake the Company's investment property business and other real estate ventures. Another subsidiary, Phoenix Securities Corp., which was incorporated in Delaware under the General Corporation Law in September, 2001 and was not operational until recently, specializes in Corporate services including the rendering of fairness opinions, the review of merger and acquisition transactions and the brokering of such transactions for a fee or an equity participation. At this point, Phoenix Securities Corp. provides services not requiring its registration as a Broker-Dealer. In the future, should it decide to enter into businesses requiring such registration, Phoenix will apply for the appropriate registrations, authorizations and licenses.

Numerous changes in the operation of the businesses of Laidlaw Global Corporation occurred during fiscal years 2002 and 2001. The interest in H&R Acquisition Corp. was sold on December 26, 2001 pursuant to a Stock Purchase Agreement dated December 21, 2001. Accordingly, the information for fiscal 2001 for H & R Acquisition Corp. pertains to the period January 1 to December 26, 2001. Westminster Securities Corporation, a NYSE member firm acquired by Laidlaw on July 1, 1999, was sold on June 12, 2001. The sale of Westminster Securities Corporation was completed pursuant to the Amended and Restated Stock Purchase Agreement dated June 7, 2001. The Agreement stipulated that the transactions shall be treated solely for tax and financial reporting purposes as having an effective date of May 31, 2001. Accordingly, the information for fiscal 2001 for Westminster incorporated in this report pertains to the five months ended May 31, 2001. Globeshare, Inc., filed for withdrawal of its registration as a broker/dealer with the NASD on November 20, 2001. The operations and customer accounts of the on-line broker were transferred to Laidlaw Global Securities on October 5, 2001 after duly informing the customers. After September 11, 2001, the European market, which was the primary market addressed by that office, deteriorated and did not recover for an extended period of time. In February, 2002, the French Commission Bancaire demanded a capital increase of 2 million Euros in order to maintain the French subsidiary in compliance with French Net Capital Regulations. Laidlaw Global Corporation had to make a hard decision since it could not support its European operations while keeping adequate capital for the U.S. operations. With a very short deadline imposed by the French regulatory authority, Laidlaw Global Corporation determined not to provide the additional capital and this resulted in the nomination of an Administrator for Laidlaw International by the Commission Bancaire. Effective April 11, 2002, the French Administrator committed to a process of liquidation. Accordingly the Company recognized a loss as of December 31, 2001 from the write off of all its investment in the French subsidiary amounting to $634,562. In March 2002, the Company incurred an additional expense of $35,624 in connection with the final settlement in closing the operations of the French subsidiary as required by the French administrator. With the difficult market conditions that prevailed starting the second half of fiscal 2000, Laidlaw Global Securities, Inc. ("LGSI") experienced continued losses and erosion of its capital despite management's persistent efforts to cut costs and find new avenues for revenue generation. In the last quarter of fiscal 2002, the Company's management deemed LGSI was no longer a viable operation to maintain. On or about November 19, 2002, LGSI filed with the Securities and Exchange Commission a Uniform Request Withdrawal from Broker-Dealer Registration effective November 13, 2002. LGSI also filed a Notice of Withdrawal as an Investment Advisor. In conjunction with this. LGSI sold its list of client accounts to Kuhns Brothers Securities for a cash consideration of $75,000. A negative consent transfer letter was sent to all clients of LGSI. With the cessation of operations of LGSI, Laidlaw terminated most of its employees and retained only key personnel required to close the affairs of said broker-dealer subsidiary and maintain the downsized operations of the Company. An asset write down in the amount of $333,042 was required to adjust the investment of LGSI and the Company in computer hardware and software, furniture, and leasehold improvements.

Market fluctuations in both U.S. and overseas markets, as well as general global economic factors, significantly affected Laidlaw's operations. These factors include economic and market conditions; the availability of capital; the availability of credit; the level and volatility of equity prices and interest rates; currency values and other market indices; and technological changes and events. The increased use of the Internet for securities trading and investment services are important factors that may affect Laidlaw's operations. Inflation and the fear of inflation as well as investor sentiment and legislative and regulatory developments will continue to affect the business conditions in which our industry operates. Such factors may also have an impact on Laidlaw's ability to achieve its strategic objectives, including growth in assets under management, global investment banking and brokerage service activities.

Laidlaw's securities business, particularly its involvement in primary and secondary markets in domestic and overseas markets was subject to substantial positive and negative fluctuations caused by a variety of factors that cannot be predicted with great certainty. These factors included variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occured due to the level of market activity, which, among other things, affected the flow of investment dollars into bonds and equities, and the size, number and timing of transactions or client assignments.

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

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the dates of the financial statements and the reported amounts of revenues and expenses during the reporting periods. Note A to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002, describes the significant accounting policies and methods used in the preparation of the Consolidated Financial Statements. The following lists some of the Company's critical accounting policies impacted by judgments, assumptions and estimates.

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

Securities are stated at market value, and securities not readily marketable are stated at fair value as determined by management. The resulting difference between cost and market (or fair value) is included in trading gains, net.

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

Income Taxes

Deferred tax assets and liabilities are recognized for the future tax consequences attributable to differences between the financial statement carrying amounts of existing assets and liabilities and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled. The effect on deferred tax assets and liabilities of a change in tax rates is recognized in income in the period that includes the enactment date. The Company records a valuation allowance on deferred tax assets when appropriate to reflect the expected future tax benefits to be realized. In determining the appropriate valuation allowance, certain judgments are made relating to recoverability of deferred tax assets, use of tax loss carryforwards, level of expected future taxable income and available tax planning strategies. These judgments are routinely reviewed by management. For further discussion, see Notes A and L to the Consolidated Financial Statements in the Company's Annual Report on Form 10-K for the year ended December 31, 2002.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of December 31, 2002, the Company did not have any derivatives, non fixed-interest debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk.

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

Recent Developments

As previously reported in the Current Reports on 8-K of the Company dated November 8, 2002 and November 27, 2002, on September 20 and 24, 2002, respectively, Messrs. Jean-Marc Beaujolin and Carlos P. Campbell resigned as directors. On November 5, 2002, Messrs. Jack Takacs and Michael K.McCraw resigned as directors. In order to reduce operating expenses, management has elected not to renew its directors' and officers' ("D and O") liability insurance coverage. Nor has it acquired retroactive coverage. On November 13, 2002, Stanley Ira Birnbaum, attorney at law, was elected to the Board of Directors of the Company.

As previously reported in the Current Report on Form 8-K of the Company dated November 8, 2002, the Company dismissed Eisner LLP (formerly Richard A. Eisner & Company, LLP) as independent accountant on November 5, 2002. On November 4, 2002, the Company engaged Weinick Sanders Leventhal & Co,LLP as its new independent accountant for fiscal year ended December 31, 2002. The Company's decision to replace Eisner is in line with management's efforts to reduce operating expenses.

On November 19, 2002, a new subsidiary Laidlaw Properties, Inc. was incorporated in the state of Delaware under the General Corporation Law. Through this subsidiary, the Company will commence its investment property business and other real estate ventures. Laidlaw Properties intends to concentrate on the development of resort properties. The Prince William Whittier, Alaska property would be the first such property. However, the completion of this transaction is still subject to further due diligence. Then Laidlaw Properties plans to expand its portfolio by acquiring other income producing properties. Laidlaw Properties has determined that it should focus on the vacation ownership resort, development, management, and sales industries, with a particular emphasis on acquiring properties in the Sunbelt of the United States. The cash flow and net earnings that are generated from timeshare projects, or vacation ownership, have been confirmed by all of the major hotel companies.

With the difficult market conditions that prevailed starting the second half of fiscal 2000, LGSI experienced continued losses and erosion of capital despite management's persistent efforts to cut costs and find new avenues for revenue generation. In the last quarter of fiscal 2002, the Company's management deemed LGSI was no longer a viable operation to maintain. On or about November 19, 2002, LGSI, the wholly owned registered broker-dealer subsidiary of Laidlaw, filed with the Securities and Exchange Commission a Uniform Request Withdrawal from Broker-Dealer Registration effective November 13, 2002. LGSI also filed a Notice of Withdrawal as an Investment Adviser. In conjunction with this and as previously reported in the Current

Report on Form 8-K of the Company dated November 27, 2002, LGSI sold its list of client accounts to Kuhns Brothers Securities Corporation for a total cash consideration of $75,000. A negative consent transfer letter was sent to all clients of LGSI With the cessation of operations of LGSI, Laidlaw terminated most of its employees and retained only key personnel required to close the affairs of said broker-dealer subsidiary and maintain the downsized operations of the Company. An asset write down in the amount of $333,042 was required to adjust the investment of LGSI and the Company in computer hardware and software, furniture, and leasehold improvements.

In fiscal 2002, the Company issued 5,000,000 shares of its common stock to an individual unrelated to the Company in a private sale for $500,000 ($.10 per share). In January 2003, the Company issued 2,000,000 shares of its common stock to an individual unrelated to the Company in a private sale for $148,930 ($.074 per share).

In January, 2003, the Company settled the dispute that arose out of the previously non completed funding agreement entered with London Capital Group, Ltd. for a compensation of $70,000, $10,000 of which was received in December, 2002 and the balance of $60,000 in January, 2003.

On February 14, 2003, Phoenix Securities Corp., which was incorporated in Delaware under the General Corporation Law in September, 2001 and was until then anon operating entity, was added as a new subsidiary of the Company. Phoenix Securities Corp specializes in Corporate services including the rendering of fairness opinions, the review of merger and acquisition transactions and the brokering of such transactions for a fee or an equity participation. At this point, Phoenix Securities Corp. provides services not requiring its registration as a Broker-Dealer. In the future, should it decide to enter into businesses requiring such registration, Phoenix will apply for the appropriate registrations, authorizations and licenses. It has recently completed its first assignment by issuing a fairness opinion for a fee in the corporate merger of a publicly traded entity.

On March 4, 2003, the Company moved its offices to a new location in New York City. The move is in conjunction with its cost restructuring efforts.

Global Economic and Market Developments in Fiscal 2002

The difficult global market and economic conditions that existed during fiscal 2001 worsened throughout fiscal 2002. Early in the year, there were increased expectations of improved economic performance with the hope of lifting the global economy from its deterioration which started in the second half of fiscal 2000. The anticipated recovery activity never materialized and global economic growth languished.. In addition, weak corporate earnings and the emergence of numerous corporate accounting and governance irregularities eroded investor confidence, and the majority of global equity markets experienced sharp declines during fiscal 2002. Most global economies experienced higher levels of unemployment and lower levels of industrial production. Uncertainty surrounding greater geopolitical tensions and persistent terrorist threats also made investors become increasingly risk-averse. It is currently unpredictable when these market and economic conditions will improve.

In Europe, economic growth was generally sluggish, with the level of business and consumer confidence feeling the impact of difficult conditions existing in the global economy. The levels of employment and industrial production decreased in fiscal 2002 as compared to fiscal 2001. As a result, the majority of equity market indices within the region declined during fiscal 2002. During the year, the European Central Bank ("ECB") left the benchmark interest rate unchanged until December, 2002 when the Governing Council of the ECB decided to lower the minimum bid rate on the main refinancing operations to 2.75% starting December 11, 2002. The ECB also lowered the interest rates on the marginal lending facility and the deposit facility by .50 basis points each to 3.75% and 1.75%, respectively, effective December 6, 2002.

In the U.S., market and economic conditions remained difficult during fiscal 2002. Although the level of consumer spending remained generally resilient for most of fiscal 2002, the rate of U.S. economic growth continued at a sluggish pace. Businesses continued to slash investment spending in response to weakening demand and declining profits. Energy costs increased, putting further downward pressure on corporate profits. The reduced economic activity, coupled with lower corporate earnings and uncertainty about the strength and pace of global economic recovery, led to higher levels of unemployment to the annual average of 5.8% and decreased consumer confidence. These conditions, as well as the reduction in the level of overall global economic activity, contributed to the declines experienced by U.S. equity markets. In addition, investor confidence weakened due to continuing concerns on the possible risks from global political events and terrorism and increased concerns regarding the quality of corporate financial reporting, corporate governance, unethical or illegal corporate practices, and several significant corporate bankruptcies. To address the concerns regarding growing distrust of corporate reporting and management, the Securities and Exchange Commission (the "SEC") responded by, among other things, requiring chief executive officers and chief financial officers of companies with large market capitalization to certify the accuracy of certain prior financial reports and other SEC filings. In addition, the U.S. Congress passed the Sarbanes-Oxley Act of 2002, which includes broad legislation affecting public companies with provisions covering corporate governance and management, new disclosure requirements, oversight of the accounting profession and auditor independence. Against that backdrop and with monetary policy having been eased substantially, the Federal Open Market Committee (FOMC) decided not to make any further rate cutbacks during the first ten months of fiscal 2002. However, during their monthly meeting on November 6, 2002, the FOMC surprisingly decided to cut the federal funds rate by 50 basis points to a 40-year low of 1.25 percent in order to presumably prod the laggard business economies back into activity. Low interest would motivate consumers to keep spending and businesses to invest, forces that would eventually bolster economic growth. During its subsequent monthly meetings in the first quarter of fiscal 2003, the FOMC decided to leave the federal funds rate unchanged at 1.25 percent. The Committee believes that the hesitancy of the economic expansion was mainly attributed to oil price premiums and geopolitical uncertainties and that, once these uncertainties lift, as most analysts expect, the accommodative stance of monetary policy, coupled with growth in productivity, will provide support to stimulate improved economic activity.

These uncertain and turbulent market and economic environments adversely affected the results of operations of Laidlaw Global Securities, Inc. (LGS or LGSI), the remaining subsidiary of the Company, for fiscal 2002, as the net income for each of its two business segments (brokerage and asset management) declined from the levels in fiscal 2001. LGSI's brokerage business recorded lower revenues from its investment banking, institutional sales and trading, and individual securities activities in fiscal 2002 as compared with fiscal 2001. The decline in revenues in the LGSI's asset management business reflected a decrease in customer assets under management and supervision. The decline in the Company's total asset management business was primarily the result of the sale of H & R Acquisition Corp. in 2001.

The Company continued its efforts to position Laidlaw in new markets and ventures, while trying to optimize the business structure of Laidlaw. These efforts have included the sale and closing of subsidiaries, where it was determined that such efforts were in the best interest of the company as a whole. Management continued to focus its activities in areas that took into consideration the operational structure of Laidlaw and the need to allocate resources efficiently giving priority to ventures that can reasonably be expected to self-finance on a short term basis. Laidlaw's mission is to maximize long-term shareholder value through the mutual development of its investment banking operations and the continued expansion of its property interests. The revenue model is balanced between the less predictable cash flow characteristics of the investment banking operations with the more predictable pattern generated by Laidlaw Property. The investment banking operations will source their revenue from conventional retainers and fees, fund raising and the equity participation carry into their client companies. Laidlaw Property will benefit from the sale of developed sites and rental income earned from property on its books.

Sale and Addition of Subsidiaries

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

Pursuant to a Stock Purchase Agreement dated December 21, 2001, the Company sold its common stock interest in HRAC, the parent company of Howe & Rusling, Inc., a money management firm, to Third Security Management, Inc.("3rd Security"). Consideration consisted of $5 million in cash which was received in December, 2001 with the balance of the sale proceeds of $2,289,000, subject to certain post-closing adjustments, was to be paid on or prior to April 1, 2002, in accordance with a promissory note issued by 3rd Security. Although no claims were asserted prior to December 31, 2001, 3rd Security did raise claims for offsets as provided by the Stock Purchase Agreement, which were settled by the Company. After credit for offsets the Company received $1,915,000 in March 2002 as the final payment of the purchase price. The Company recognized a gain on the sale of HRAC of $4,557,606, after giving effect to the aforementioned offsets.

David Bottoms, an investment manager with whom the Company had a previous relationship, also sold his entire interest in HRAC at the same time as the Company. The Company was able to secure the services of Mr. Bottoms as a consultant for 3 years at an annual fee of $100,000 to assist in the rebuilding and restructuring of the investment management business of the Company. The Company and David Bottoms are now in litigation.

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

With the difficult market conditions that prevailed starting the second half of fiscal 2000, LGSI experienced continued losses and erosion of capital despite management's persistent efforts to cut costs and find new avenues for revenue generation. In the last quarter of fiscal 2002, the Company's management deemed LGSI was no longer a viable operation to maintain. On or about November 19, 2002, LGSI, the wholly owned registered broker-dealer subsidiary of Laidlaw, filed with the Securities and Exchange Commission a Uniform Request Withdrawal from Broker-Dealer Registration effective November 13, 2002. LGSI also filed a Notice of Withdrawal as an Investment Adviser. In conjunction with this and as previously reported in the Current Report on Form 8-K of the Company dated November 27, 2002. LGSI sold its list of client accounts to Kuhns Brothers Securities for a cash consideration of $75,000. A negative consent transfer letter was sent to all clients of LGSI With the cessation of operations of LGSI, Laidlaw terminated most of its employees and retained only key personnel required to close the affairs of said broker-dealer subsidiary and maintain the downsized operations of the Company. An asset write down in the amount of $333,042 was required to adjust the investment of LGSI and the Company in computer hardware and software, furniture, and leasehold improvements.

On November 19, 2002, a new subsidiary Laidlaw Properties, Inc. was incorporated in the state of Delaware under the General Corporation Law. Through this subsidiary, the Company will commence its investment property business and other real estate ventures. Laidlaw Properties intends to concentrate on the development of resort properties. The Prince William Whittier, Alaska property would be the first such property. However, the completion of this transaction is still subject to further due diligence. Then Laidlaw Properties plans to expand its portfolio by acquiring other income producing properties. Laidlaw Properties has determined that it should focus on the vacation ownership resort, development, management, and sales industries, with a particular emphasis on acquiring properties in the Sunbelt of the United States. The cash flow and net earnings that are generated from timeshare projects, or vacation ownership, have been confirmed by all of the major hotel companies.

On February 14, 2003, Phoenix Securities Corp., which was incorporated in Delaware under the General Corporation Law in September, 2001 and was inoperative until then, was added as a new subsidiary of the Company. Phoenix Securities Corp. offers a range of innovative investment strategies, and financial services. Phoenix Securities Corp. provides its clients with a unique opportunity to extend their investment offerings to key international markets. Once appropriately licensed and registered, it will assist international companies who require access to the U.S. capital markets. Laidlaw has years of experience in building strategic alliances and investment relationships, as well as advising on mergers and acquisitions and related financing opportunities. Until it has completed the process of registration and obtained the necessary licenses, the newly formed subsidiary of Laidlaw is limiting itself to investment banking services that do not require a registration as a broker-dealer. It has recently completed its first assignment by issuing a fairness opinion for a fee in the corporate merger of a publicly traded entity.

Results of Operations for the Years Ended December 31, 2002 and 2001

Laidlaw posted a loss of $4.6 million in fiscal 2002, compared to the net loss of $11.2 million in fiscal 2001. While there was a decrease in the net loss, losses continued due to the adverse economic conditions experienced both domestically and internationally. Generally weak stock prices in emerging markets, coupled with low trading volume, adversely affected Laidlaw.

Domestically, the steep decline of NASDAQ had a great impact on Laidlaw, as its institutional clients focused their investments in the technology sector. The combination of sharp reduction in commission revenues from overseas markets, the drop in volume received from institutional investors, the cessation of operations of LGSI, and the sale of loss generating subsidiaries in fiscal 2001, have resulted in a decrease of approximately $6.6 million in net loss from operations in fiscal 2002 as compared to fiscal 2001. In addition, the Company recorded credits of $289,879 in May 2002 related to the settlement of a liability and $754,712 in September 2002 related to the reversal of a charge pertinent to stock options subject to variable pricing.

Basic and diluted loss per common share was $.15 in 2002 compared to a basic and diluted loss per share of $.43 in 2001.

Operations of two subsidiaries, Laidlaw Global Securities, Inc. and Globeshare Group, Inc., significantly contributed to the loss incurred during fiscal 2002. Laidlaw Global Securities, Inc. saw a sharp decrease in its commissions volume strictly related to the market performance of the emerging global markets and the NASDAQ market in the U.S. Globeshare Group, Inc. still incurred interest expense on the note payable which was fully paid in August, 2002 and on equipment lease contracts. With the difficult market conditions that prevailed starting the second half of fiscal 2000, LGSI experienced continued losses and erosion of capital despite management's persistent efforts to cut costs and find new avenues for revenue generation. In the last quarter of fiscal 2002, the Laidlaw's management deemed LGSI was no longer a viable operation to maintain. On or about November 19, 2002, LGSI filed with the Securities and Exchange Commission a Uniform Request Withdrawal from Broker-Dealer Registration effective November 13, 2002. LGSI also filed a Notice of Withdrawal as an Investment Adviser.

Laidlaw's income is derived from its operation in two principal segments of the financial services industry, namely asset management and brokerage activities. Income from those activities is summarized as follows.

Brokerage commission revenues which represent 104% and 43% of total revenues for fiscal years 2002 and 2001, respectively, are geographically categorized as follows:

For the year ended December 31, 2002, LGSI generated revenues of $291,168 from its activities on behalf of foreign and U.S. institutional customers and $1.9 million from it activities in the U.S. markets. For the year ended December 31, 2001, revenues of $280,071 were generated from the activities of LGSI on behalf of foreign and U.S. institutional customers and $4.9 million were generated from the activities of LGSI and Westminster Securities Corporation in the U.S. markets. Globeshare generated $898,955 revenues from online trading U.S. and overseas customers. Laidlaw International generated revenues of $1.1 million from the transactions in the French market and other European Union countries, in particular, the German market. The investors transacting in the U.S. markets are both U.S. and non U.S. entities and individuals.

Asset Management fees from LGSI amount to $195,973 for the year ended December 31, 2002, which represent 9% of the Company's revenue for the period. Asset Management fees from Howe & Rusling and partly from LGSI amount to $4.9 million for the year ended December 31, 2001, which represent 30% of the Company's revenue for the period. Corporate finance fees of LGSI amount to $164,722 and $208,436 for the years ended December 31, 2002 and December 31, 2001, respectively, which represent 8% and 1% of the Company's revenue for the respective periods. Trading loss of LGSI amount to $756,511 for the year ended December 31, 2002.Trading profit of LGSI, Laidlaw International, S.A. and Westminster amount to $3,652,317 for the year ended December 31, 2001, which represents 22% of the Company's revenue. Other revenue, which consists principally of interest income and rebates on securities trades, amount to $312,407 and $579,098 for the years ended December 31, 2002 and December 31, 2001, respectively, which represent 15% and 3% of the Company's revenue for the respective periods.

Income from sale of subsidiary amounting to $4,557,606 represents the gain from the sale of the H & R Acquisition Corp. subsidiary in December, 2001.

Salaries and other employee costs for the year ended December 31, 2002 decreased to $1.9 million from $8.9 million for the year ended December 31, 2001. The decrease in this expense for the year primarily relates to the reduction of personnel in LGSI and the eventual cessation of its operations, the cessation of operations of Globeshare, Inc. and Laidlaw International, and the sale of Westminster and H & R Acquisition Corp.

The Company recorded a net credit of $754,712 for the year ended December 31, 2002 related to stock options subject to variable pricing. The net credit resulted in a corresponding decrease in additional paid-in capital.

Commissions expense for the year ended December 31, 2002 decreased to $1.1 million from $4.6 million for the year ended December 31, 2001. The decrease is attributable to the decrease in commission revenue.

Clearing expenses for the year ended December 31, 2002 decreased to $273,118 from $1.8 million for the year ended December 31, 2001. Clearing expenses, which primarily consist of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the reduction in such expenses related to the decline in commission revenue.

Rent and utility expenses for the year ended December 31, 2002 decreased to $738,270 from $1.6 million for the year ended December 31, 2001. Rent and utility expenses include cost of leasing office space and space with our Internet service provider. The decrease is primarily attributable to the rental income received from Westminster Securities Corp. starting June 2001, the increase in rental income from the sublease of another office space in New York to a non-affiliated party, the sale of H & R Acquisition Corp., and the cessation of the Laidlaw International operations.

Depreciation and amortization expenses for the year ended December 31, 2002 decreased to $346,666 from $2.2 million for the year ended December 31, 2001. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, decreased primarily due to the asset write down recorded in 2001 to adjust Globeshare's investment in computer hardware and customized application software to their net realizable value, to the sale of Westminster and H & R Acquisition Corp. and the cessation of operations of Laidlaw International.

Client-related marketing expenses for the year ended December 31, 2002 decreased to $9,129 from $402,049 for the year ended December 31, 2001. The decrease in client-related marketing expenses resulted from the efforts of management in reducing costs as well as the sale of Westminster and H & R Acquisition Corp. and the cessation of operations of Globeshare and Laidlaw International.

Travel and entertainment expenses for the year ended December 31, 2002 decreased to $229,539 from $422,695 for the year ended December 31, 2001. The decrease in travel and entertainment expenses are also attributed to the efforts of management to minimize costs in light of the difficult market conditions that continually persisted in 2002, as well as the sale of Westminster and H & R Acquisition Corp. and the cessation of operations of Globeshare and Laidlaw International.

Professional fees for the year ended December 31, 2002 decreased to $1.3 million from $2.1 million for the year ended December 31, 2001. The increase in audit fees pertinent to the change of auditors in March, 2002 and the year-end audit of Laidlaw International in France was offset by the decrease in professional fees with the sale of Westminster and H & R Acquisition Corp. and the cessation of operations of Globeshare and Laidlaw International.

Dues and assessments for the year ended December 31, 2002 decreased to $146,104 from $510,487 for the year ended December 31, 2001. The decrease in dues and assessments resulted from reduction of the registration fees paid to the NASD and the various states by Laidlaw Global Securities with the resignation of certain personnel and from the diminished state corporate income taxes. The sale of Westminster in June, 2001 and H & R Acquisition Corp. in December, 2001 as well as the cessation of operations of Globeshare, Inc. and Laidlaw International also contributed to the reduction of dues.

Communications and information systems expenses for the year ended December 31, 2002 decreased to $697,739 from $1.8 million for the year ended December 31, 2001. Communications and information systems expenses, which include telephone, quotes and other information costs, decreased due to the reduction of services with the cessation of operations of Globeshare, Inc. and Laidlaw International in the last quarter of 2001 and the sale of Westminster Securities effected in June, 2001.

Interest expense for the year ended December 31, 2002 decreased to $109,917 from $753,240 for the year ended December 31, 2001. The decrease in interest expense for fiscal 2002 resulted from the settlement of most of the borrowings by the Company in 2001 and the elimination of the carrying costs charged by the clearing brokers of the Westminster and Laidlaw International. subsidiaries for their inventory positions.

There was no amortization of goodwill for the year ended December 31, 2002 as compared to the charge of $328,862 for the year ended December 31, 2001. All the goodwill were written off upon the sale of the Westminster and H & R Acquisition Corp. subsidiaries.

Provision for doubtful accounts of $155,990 and $629,993 for the years ended December 31, 2002 and December 31, 2001, respectively, were recorded to provide for certain receivables from customers which have become doubtful of collection and to write off receivables that are deemed uncollectible.

Net gain on sale of subsidiaries of $238,530 for the year ended December 31, 2002 represents a $275,000 reversal of accrued equipment lease of Laidlaw International, $35,264 additional expense incurred by the Company in March, 2002 pertinent to the final settlement of the cessation of operations of the Laidlaw International subsidiary as required by the French administrator, and $1,206 loss on the cessation of operations of Laidlaw Pacific (Asia), a subsidiary that was not operational since its acquisition.

The Company recognized a credit of $289,879 for the year ended December 31, 2002 pertinent to the settlement in June, 2002 of the claims by and counterclaims against Plural, a software developer.

An asset write down in the amount of $333,042 was required in fiscal 2002 to adjust the investment of LGSI and the Company in computer hardware and software, furniture, and leasehold improvements to their estimated net realizable value.

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

Charges of $73,708 and $1.3 million were recognized in fiscal 2002 and fiscal 2001, respectively, pertinent to the exchange of the shares Globeshare Group, Inc. for shares of Laidlaw.

All other expenses for the year ended December 31, 2002 decreased to $454,076 from $1.5 million for the year ended December 31, 2001. These expenses consist, among other things, of office supplies, insurance, and other miscellaneous expenses. The decrease in these expenses, net of the increase in these expenses related to the Laidlaw International subsidiary operations, resulted from the reduced cost of operations stemming from the contraction in the volume of operations, the cessation of operations of Globeshare, Inc. and Laidlaw International and the sale of Westminster and H & R Acquisition Corp.

Liquidity and Capital Resources

The Company has incurred continuing net losses in fiscal 2002. As a result, the Company has continued to experience net cash outflows from operations. The Company is in the process of receiving and evaluating various investment proposals related to Laidlaw. If an understanding with a third party cannot be reached, the Company will have to consider all alternatives including the potential termination of operations or sale of all its remaining assets.

If the cash flow problems continue and we are unable to obtain financing from the sale of our equity and/or debt securities, the ability of the Company to implement its strategic plan and continue the current levels of its operations will be impaired.

Laidlaw has developed a business plan to rebuild its operations and attempt to establish its return to profitability. The plan aims to maximize long-term shareholder value through the mutual development of its leading investment banking operations and the continued expansion of its property interests. The revenue model is balanced between the less predictable cash flow characteristics of the merchant banking operations with the more predictable pattern generated by Laidlaw Property. The merchant banking operations will source their revenue from conventional retainers and fees, fund raising and the equity participation carry into their client companies. Smoothing this revenue stream out will be the associated fees earned from the Investment Management operations. Laidlaw Property will benefit from the sale of developed sites and rental income earned from property on its books. Management has defined clear strategic and financial objectives. However, one has to be fully aware that there is no guarantee of success.

      Phoenix Securities Corp.

      1. Undertake about four transactions a year with an ability to raise from $5 million to $50 million for each client company.

      2. Have a carry forward equity participation in each of its transaction of less than 5% (ideally 4.9 %) of the equity of each client company.

     Laidlaw Properties. Inc.

      1. Complete the development of a resort project such as the Prince William Alaska project if due diligence confirms the viability of said project. Alternatively explore a similar project for the purpose of its development.

      2. Complete the acquisition of 50 single family homes at "The Reserve at Town Center", in Orlando, Florida, and commence vacation ownership sales.

      3. Open the Sun Vacation Club Vacation Ownership sales and marketing operations with on-site and off-site sales offices, and implement an efficient management organization and related systems on a worldwide basis.

      4.    Study the potential of developing `Laidlaw Swiss Commercial
            Property'

      5. Study the potential of developing Laidlaw Properties United States commercial property portfolio

      6. Study the potential of developing Laidlaw Properties United Kingdom commercial property portfolio in a Joint Venture with a major International Real Estate development Company.

Laidlaw Properties is currently reviewing certain acquisitions for projects that have already been built, on very favorable terms that can be sold immediately as timeshares, without the risks or delays associated with construction and development. The property division will also act as a fee based real estate manager and as an advisor to developers and institutional investors, as a real estate broker of commercial properties and Hotel Properties and as a General Partner in real estate syndication transactions of commercial property like office buildings industrial properties or shopping centres. The company anticipates earning fees and commissions during the current financial year to generate a positive cash flow in the real estate division while at the same time expanding the company's real estate portfolio of owned and managed properties.

Item 7. Financial Statements.

In response to this Item, financial information contained on pages 39 to 68 of this Annual Report for the year ended December 31, 2002 is incorporated herein by reference.

Item 8. Changes In and Disagreements With Accountants on Accounting and Financial Disclosure.

Our former independent accountant Grant Thornton ("Grant") resigned on March 5, 2002. On March 11, 2002, we engaged Eisner LLP (formerly Richard A. Eisner & Company, LLP) ("Eisner") as our new independent accountants for fiscal year ended December 31, 2001. The resignation came about as a result of questions with respect to the cancellation and pricing of options of Laidlaw that were raised by Grant in late 2001. For fiscal years ended December 31, 2000 and 1999, there were no disagreements between us and Grant in connection with our financial reports. Further, the reports did not contain any adverse opinion nor were they qualified as to uncertainty, audit scope or accounting principles.

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

On November 5, 2002, Eisner LLP was dismissed as independent accountant for Laidlaw Global Corporation. On November 4, 2002, Laidlaw engaged Weinick Sanders Leventhal & Co., LLP as its new independent accountant for fiscal year ended December 31, 2002. Laidlaw's decision to replace Eisner is in line with management's overall efforts to reduce operating expenses.

Item 9. Directors, Executive Officers, Promoters and Control Persons.

Directors and Executive Officers

Name                       Age       Position
----                       ---       --------
Larry D. Horner**          68        Chairman of the Board and Director

Roger Bendelac             46        Chairman, Chief Executive Officer,
                                        Secretary and Director

Jean-Marc Beaujolin*****   55        Director

Philip Connor III***       41        Director

Carlos C. Campbell******   65        Director

Harit Jolly                42        President, Chief Operating Officer,
                                        and Director

Jack Tacaks*******         56        Director

Michael McCraw*******      51        Director

John P. O'Shea*            46        Director

Marc Riez****              39        Director

Arthur James Niebauer*     44        Director

David Cohen                61        Director

Stanley Ira Birnbaum       55        Director

* Resigned effective April 11, 2001.

** Resigned effective December, 2001.

*** Resigned effective January, 2002.

**** Resigned effective February, 2002.

***** Resigned effective September 20, 2002.

****** Resigned effective September 24, 2002.

******* Resigned effective November 5, 2002.

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

Jean-Marc Beaujolin has served as a director of Laidlaw since June 1999 and as a director of Laidlaw Holdings since October of 1994. Since 1993, Mr. Beaujolin has served as the Chairman of the Board of Europe Continents Holding, a holding company principally engaged in distribution, real estate and financial services in South East Asia. Europe Continents Holding deals specifically in industrial goods and equipment such as medical supplies, laboratory and educational equipment.

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

Harit Jolly joined the Company in August, 1998 and has served as its President and Chief Operating Officer since April, 2001. From 1992 to 1996, he held various positions at H.J. Meyers & Co. and was their Director of Research when he left the firm. Prior to joining H.J. Meyers, he served in various capacities with the Value Line Group and was a Senior Equities Analyst when he left the firm in 1992. Mr. Jolly was also the founder of and Director of Funds 99, LLC, the General Partner of an investment partnership that invested in the capital markets of India. Mr. Jolly is a graduate of the Indian Institute of Technology, Kharagpur, India. He earned a graduate degree in Management from the Georgia Institute of Technology.

David Cohen, a graduate of New York Law School, is admitted to practice in front of the United States Supreme Court, United States Court of Appeals for the Second Circuit and various other courts. He is a member of various Boards and he is currently counsel to the New York law firm of Herzfeld & Rubin, P.C. and was formerly a partner with Cohen & Lippman LLP He joined the Board of Laidlaw Global Corporation on April 26, 2002 and serves as the Chairman of the Audit Committee.

Stanley Ira Birnbaum, an attorney-at-law, is a member of New York State Bar, Appellate Division, Second Department since February 1973 and of the Suffolk County Bar Association and was admitted to the United States District of Court for the Southern District of New York, the United State District Court for the Eastern District of New York, the United States Circuit Court of Appeals and the United States Supreme Court. He joined the Board of Laidlaw Global Corporation on November 13, 2002 and serves as a member of its Audit Committee.

Committees on the Board

The Board of Directors has established a Stock Option Committee, composed of David Cohen and Stanley Ira Birnbaum, both of whom are independent parties, who are responsible for administering the Laidlaw 1999 Omnibus Plan. The members of the Stock Option Committee are no longer eligible to participate in the Omnibus Plan and qualify as disinterested persons for purposes of Rule 16b-3(c)(2)(i) of the Exchange Act.

The Board of Directors has established a Compensation Committee, composed of Messrs. Roger Bendelac and David Cohen. The Compensation Committee is responsible for determining the compensation to the Company's Officers and Directors.

The Board of Directors has also established an Audit Committee, composed of Messrs. David Cohen and Stanley Ira Birnbaum, both of whom are independent directors. The Audit Committee is responsible for reviewing the results and scope of the audit and other services provided by the Company's independent auditors as well as review accounting and control procedures and policies. The Audit Committee held its first meeting on March 7, 2000 to adopt its written charter, a copy of which is annexed hereto. The Audit Committee also discussed with the independent auditors the matters required to be discussed by SAS 61, as may be modified or supplemented, received written disclosures and letters from the independent auditors required by Independence Standards Board Standard No. 1 (Independence Standards Board Standard No. 1, Independence Discussions with Audit Committees), as may be modified or supplemented, and discussed the independent auditor's independence. At the meeting, the members of the Audit Committee and the independent auditors determined that the members of the Audit Committee are independent as such term is defined under Section 121(A) of The American Stock Exchange listing standards.

Section 16(a) Beneficial Ownership Reporting Compliance

The following persons and entities have previously filed a Form 3 with the Commission. However, each such person and entity did not file such form on a timely basis as required by section 16(a) of the Exchange Act during the most recent fiscal year:

         Roger Bendelac - Director
         Harit Jolly - Director

While Pacific USA Holdings Corp. has filed an appropriate Form 3 with the Commission, Messrs. Takacs and McCraw, officers of Pacific USA have not filed Form 3s in their capacities as directors of the Company.

Item 10. Executive Compensation.

Summary Compensation

The following table sets forth the cash compensation paid by the company to executive officers who received compensation in excess of $100,000 during fiscal years 2002, 2001, 2000, and 1999.

                           SUMMARY COMPENSATION TABLE

                                                                              Long-Term Compensation
                                      Annual Compensation                       Awards       Payouts
                                                                              Securities       LTIP         All Other
Name and Principal                                Salary         Bonus        Underlying     Payouts      Compensation
Position                              Year          ($)            ($)        Options (#)       ($)            ($)
--------                              ----          ---            ---        -----------       ---            ---
Roger Bendelac, Chairman, Chief
Executive Officer, and Secretary      2002        125,204            --               --         --            7,835
                                      2001        130,000            --           50,000         --            7,577
                                      2000        165,000        30,000          150,000         --           52,907
                                      1999        101,250        98,000           62,700         --          177,067

Harit Jolly, President and Chief
Operating Officer                     2002        120,321            --               --         --              883
                                      2001        112,708            --           50,000         --               --
                                      2000        100,333        30,000          100,000         --               --
                                      1999         82,062        32,500               --         --               --

Anastasio Carayannis *                2000        138,750            --               --                     170,157
                                      1999        175,000       302,000           62,700         --          629,469

Daniel Bendelac **                    2000        165,000        19,526          100,000         --               --
                                      1999        150,000       134,103           62,700         --               --

Bonuses awarded in 1999 were accrued in December 1999 and paid in January 2000. All other compensation was earned from commissions generated by the Laidlaw Global Securities business.

* Resigned as Chairman of the Board and Chief Executive Officer on September 15, 2000.

**    Deceased December, 2000.

Options Granted

The following table sets forth information with respect to stock options granted between May 15, 1997 and March 31, 2003 to executive officers of Laidlaw and its subsidiaries.

                                 OPTIONS GRANTED

                                           Percentage of
                                           Total Options                                        Potential Realizable
                                           Granted to                                           Value at Assumed
                           Number of       Employees in the                                     Annual Rates of Stock
                           Securities      period beginning     Exercise                        Price Appreciation for
                           Underlying      May 15, 1997 and     Price Per                       Option Terms(3),(4)
                           Options         ended March 31,      Share(4)       Expiration
Name                       Granted(1)      2003(2)              ($)            Date              5%($)       10%($)
----                       ----------      -------              ---            ----              -----       ------
Roger Bendelac             225,000(5)      3.00%                 .25            1/15/03             --           --

                            62,700          .83%                 .25            5/28/04          1,127        2,286

                           150,000         2.00%                 .25            8/22/05          5,222       10,903

                            50,000          .67%                 .25            1/02/06          1,970        4,138

                           215,000         2.87%                 .10            2/12/08          6,112       13,559

Harit Jolly                  9,000          .12%                 .25            7/15/03             61          122

                           100,000         1.33%                 .25            8/22/05          3,481        7,268

                            50,000          .67%                 .25           01/02/06          1,970        4,138

                           225,000         3.00%                 .10           02/12/08          6,396       14,189

----------
(1) Such options are incentive options granted pursuant to and in accordance with the Company's Stock Option Plan.

(2) Based on an aggregate of 7,500,250 options granted to employees during the period beginning May 15, 1997 and ending March 31, 2003.

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

(5) These options were not exercised and expired on January 15, 2003.

Aggregate Option Exercises and Option Values

The following table sets forth information as of March 31, 2003 with respect to exercisable and unexercisable stock options held by the executive officers of Laidlaw and its subsidiaries.

                 AGGREGATE OPTION EXERCISES AS OF MARCH 31, 2003

                                                                  Number of Securities        Value of Unexercised
                                                                  Underlying Unexercised      In-the-Money Options at
                               Shares                             Options at March 31,        March 31, 2003
                               Acquired on     Value Realized     2003 Exercisable /          Exercisable /
 Name                          Exercise (#)    ($)                Unexercisable               Unexercisable
-----                          ------------    ------             -------------               -------------
Roger Bendelac                      --         --                  477,700 / 0                    --

Harit Jolly                         --         --                  384,000 / 0                    --

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

Item 11. Security Ownership of Certain Beneficial Owners and Management.

The following table sets forth certain information regarding beneficial ownership of Laidlaw's common stock as of March 31, 2003 by (i) each person known by Laidlaw to be the beneficial owner of more than 5% of the outstanding Common Stock; (ii) each director of Laidlaw; (iii) each executive officer of Laidlaw; and (iv) all executive officers and directors of Laidlaw as a group.

                                   Number of Shares         Percentage of Common Equity
Name of Beneficial Owner           Beneficially Owned(1)    Beneficially Owned(2)
------------------------           ---------------------    ---------------------
PUSA Investment Company(3)                8,341,983                   22.03%

Pacific USA Holdings Corp.(3)             9,791,983                   25.86%

Roger Bendelac(5)                           477,700                    1.26%

Roger Bendelac Family L.P.(5)             1,318,525                    3.48%

Harit Jolly(8)                            1,054,000                    2.78%

Grand Agency International(4)             2,076,516                    5.48%

Societe d'Equipment
Generale Internationale(4)                  401,000                    1.41%

Donald J. Williamson(6)                   5,000,000                   13.20%

Jeffrey Pattinson(7)                      2,000,000                    5.28%

All Directors and Executive
Officers as a Group                       1,531,700                    4.04%

----------
(1) Beneficial ownership is determined in accordance with the rules of the Commission. In general, a person who has voting power and/or investment power with respect to securities is treated as a beneficial owner of those securities. For purposes of this table, shares subject to the Common Stock Purchase Warrants and options exercisable within 60 days of March 31, 2003 are considered as beneficially owned by the person holding such securities. To our knowledge, except as set forth in the footnotes to this table, we believe that the persons named in this table have sole voting and investment power with respect to the shares shown. Except as otherwise indicated, the address of each of the directors and executive officers and 5% stockholders in this table is as follows: Laidlaw Global Corporation, 575 Madison Avenue, New York, New York 10022.

(2) Percentage beneficially owned is based upon 35,132,565 shares of common stock issued and outstanding as of March 31, 2003 including 2,736,954 shares of common stock issuable upon exercise of outstanding warrants and employee stock options including: (a) 1,544,454 Common Stock Purchase Warrants; and (d) 1,192,500 employee stock options exercisable within 60 days of March 31, 2003.

(3) The address for PUSA Investment Company is 2740 North Dallas Parkway, Suite 200, Plano, Texas 75093. PUSA Investment Company is a subsidiary of Pacific USA Holdings Corp. Pacific USA Holdings Corp. beneficial ownership includes the 8,341,983 common shares held by PUSA Investment Company.

(4) The address for Grand Agency International is 3 Albert Gos Str, Geneva 1206 Switzerland. Jean-Marc Beaujolin, a former director of Laidlaw, is the Chairman of Grand Agency International. Based on a recent information furnished by Mr. Beaujolin, the Laidlaw shares of Grand Agency International will be transferred to its parent company Societe d'Equipment Generale International ("SEGI"), which in turn is a subsidiary of Europe Continents Holding.

(5) Includes 477,700 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2003. Roger Bendelac disclaims a beneficial interest in the shares owned by Roger Bendelac Family L.P.

(6) The address for Donald J. Williamson is 3425 Parkside Drive, Flint, MI
48503.

(7) The address for Jeffrey Pattinson is 23 Brooks Mews, Mayfair, London.

(8) Includes 384,000 shares of common stock issuable upon the exercise of options exercisable within 60 days of March 31, 2003.

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

Item 13. Exhibits and Reports on Form 8-K.

(a) Exhibits

EXHIBIT NO.    DESCRIPTION

2.1 Amended and Restated Plan and Agreement of Reorganization by and among Laidlaw Holdings, Inc., Fi-Tek V, Inc., Westminster Securities Corporation and shareholders of the companies, dated May 27, 1999(1)
3.1            Certificate of Incorporation of Laidlaw and amendments thereto(2)
3.2            By-Laws of Laidlaw(2)
4.1            Specimen Laidlaw Common Stock Certificate(2)
4.2            Specimen Fi-Tek V, Inc. Class A Warrant(2)
4.3            Specimen Fi-Tek V, Inc. Class B Warrant(2)
10.1 Employment Agreement between Registrant and Anastasio Carayannis, dated as of January 1, 2000(3)
10.2 Employment Agreement between Registrant and Roger Bendelac, dated as of January 1, 2000(3)
10.3 Employment Agreement between Registrant and Daniel Bendelac, dated as of January 1, 2000(3)
10.4           Exchange Agreement to acquire Laidlaw Pacific, dated May 20,
               1999(4)
10.5 Amendment to Exchange Agreement to acquire Laidlaw Pacific, dated March 29, 2000(4)
21.1           List of Subsidiaries of Laidlaw Global Corporation
23.1           Consent of Independent Auditor.
23.2           Consent of Independent Auditor.
23.3           Consent of Independant Auditor.

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

On November 8, 2002, Laidlaw filed a Current Report on Form 8-K announcing its decision to dismiss Eisner LLP as its independent accountant for fiscal year ended December 31, 2002 and engage

Weinick Sanders Leventhal & Co., LLP . Laidlaw's decision is in lin e with management's overall efforts to reduce operating expenses. As required by Item 304 (a) (3) of Regulation S-B, Laidlaw furnished Eisner with the disclosure contained in this Item 4 and Eisner furnished Laidlaw with a letter addressed to the Securities and Exchange Commission stating that it has no basis to agree or disagree with the statements made in paragraph 1 of Item 4 regarding Laidlaw engaging Weinick Sanders Leventhal & Co., LLP or Laidlaw's reason to replace them. A copy of the letter was filed as an exhibit to a Form 8-K/A. The Report also announced the resignations of the following directors: Messers Jean-Marc Beaujolin and Carlos P. Campbell as of September 20 and 24, 2002, respectively, and Messrs. Jack Takacs and Michael K. McCraw as of November 5, 2002. No new directors had been appointed or elected to the Board.

On November 27, 2002, Laidlaw filed a Current Report on Form 8-K announcing the filing with the Securities and Exchange Commission a Request Withdrawal from Broker-Dealer Registration by Laidlaw Global Securities, Inc.("LGSI"), Laidlaw Holdings Inc.'s wholly-owned, registered broker-dealer subsidiary. LGSI sold its list of clients to Kuhns Brothers Securities Corporation for a cash consideration of $75,000 and also filed a Notice of Withdrawal as an Investment Adviser, The Report also announced that Stanley Ira Birnbaum, attorney at law, was elected to the Board of Directors of Laidlaw.

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

                                    LAIDLAW GLOBAL CORPORATION


                                    By:   /s/ Roger Bendelac
                                          ----------------------------------
                                          Roger Bendelac,
                                          Chairman, Chief Executive Officer,
                                          Secretary and Director


                                          /s/  Roger Bendelac
                                          ---------------------------------
                                          Roger Bendelac
                                          Chief Financial Officer

In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated:

Signature                           Title                             Date
---------                           -----                             ----

/s/ Roger Bendelac
------------------------   Chairman, Chief Executive Officer,     April 15, 2003
Roger Bendelac               Secretary and Director

/s/ Harit Jolly
------------------------   President, Chief Operating Officer,    April 15, 2003
Harit Jolly                  Director

/s/ Stanley Ira Birnbaum
------------------------   Director                               April 15, 2003
Stanley Ira Birnbaum

/s/ David Cohen
------------------------   Director                               April 15, 2003
David Cohen

INDEPENDENT AUDITORS' REPORT

      To the Board of Directors and Stockholders

Laidlaw Global Corporation and Subsidiaries

We have audited the accompanying consolidated balance sheet of Laidlaw Global and Subsidiaries (the "Company") as of December 31, 2002, and the related consolidated statements of operations, changes in stockholders' equity and cash flows for the year then ended. The consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Laidlaw Global Corporation and Subsidiaries at December 31, 2002, and the consolidated results of their operations and their consolidated cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note A to the consolidated financial statements, the Company has suffered recurring losses from operations, has net cash outflows from operating activities, is anticipating continuing losses and believes it will require additional sources of funding during 2003 to maintain its operations. These conditions raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note A. The consolidated financial statements do not include any adjustments that might result from the outcome of this uncertainty.


                                        /s/ WEINICK SANDERS LEVENTHAL & CO., LLP

New York, New York
March 25, 2003

INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Laidlaw Global Corporation

We have audited the consolidated statements of operations, changes in stockholders' equity (deficiency) and cash flow, of Laidlaw Global Corporation and subsidiaries for the year ended December 31, 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the financial statements of Laidlaw International SA, a 99.8 percent owned subsidiary, which statements reflect total revenue and net losses of 18 percent and 16 percent, respectively, of the related consolidated totals. Those statements were audited by other auditors whose report has been furnished to us and included explanatory language regarding the liquidation of Laidlaw International SA. Our opinion, insofar as it relates to the amounts included for Laidlaw International SA, is based solely on the report of the other auditors.

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

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the Company's consolidated results of operations and their consolidated cash flows for the year ended December 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Eisner LLP
---------------------------------
New York, New York
April 26, 2002

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

Paris, France on the 15th of May, 2002

COFISYS


Jean Michel MATT

                  Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEET

December 31, 2002

                                     ASSETS

Cash and cash equivalents                                          $     28,674
Receivable from clearing broker                                          78,077
Notes receivable                                                        150,000
Deposits                                                                 17,899
Prepaid and other                                                        87,131
                                                                   ------------

                                                                   $    361,781
                                                                   ============

                    LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses                                 2,850,284
Commissions and compensation payable                                      2,509
Capitalized lease obligations                                           394,643
Other payable                                                           140,000
                                                                   ------------
                                                                      3,387,436
                                                                   ------------
Commitments and contingencies
Stockholders' deficiency
    Common stock, voting, $.00001 par value; 50,000,000
       shares authorized; 38,932,865 shares issued
       and 33,132,565 shares outstanding                                    389
    Additional paid-in capital                                       39,990,807
    Accumulated deficit                                             (40,525,486)
    Treasury stock, at cost (5,632,500 shares)                       (2,491,365)
                                                                   ------------
                                                                     (3,025,655)
                                                                   ------------

                                                                   $    361,781
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                            Year ended December 31,
                                                                             2002               2001
                                                                         ------------      ------------
Revenues
    Commissions                                                          $  2,175,811      $  7,130,961
    Trading gains, net                                                       (756,511)        3,652,317
    Investment banking fees                                                    (1,669)              203
    Corporate finance fees                                                    164,722           208,436
    Asset management fees                                                     195,973         4,922,170
    Interest                                                                   62,168           295,152
    Other                                                                     250,239           283,946
                                                                         ------------      ------------
                                                                            2,090,733        16,493,185
                                                                         ------------      ------------
Expenses
    Commissions                                                             1,130,662         4,551,964
    Salary and benefits                                                     1,922,862         8,864,280
    Professional fees                                                       1,326,516         2,124,000
    Communications and information systems                                    697,739         1,826,279
    Clearing fees                                                             273,118         1,818,430
    Rent and utilities                                                        738,270         1,615,611
    Client-related marketing                                                    9,129           402,049
    Depreciation and amortization                                             346,666         2,205,086
    Amortization of goodwill                                                       --           328,862
    Interest                                                                  109,917           753,240
    Office                                                                    180,340           736,010
    Dues and assessments                                                      146,104           510,487
    Travel and entertainment                                                  229,539           422,695
    Loss from asset write offs (settlement of liabilities)                   (195,368)        4,603,410
    Provision for doubtful account                                            155,990           629,993
    Charge in connection with share exchange                                   73,708         1,271,420
    Reversal of charge related to variable option                            (754,712)               --
    Other                                                                     273,736           697,932
                                                                         ------------      ------------
                                                                            6,664,216        33,361,748
                                                                         ------------      ------------
         Loss before other income                                          (4,573,483)      (16,868,563)
    Income from sale of subsidiary                                                 --         4,557 606
                                                                         ------------      ------------
         Loss before minority interest                                     (4,573,483)      (12,310,957)
                                                                         ------------      ------------
    Minority interest                                                              --         1,120,757
                                                                         ------------      ------------
         Loss before tax                                                   (4,573,483)      (11,190,200)
         Income taxes                                                              --                --
                                                                         ------------      ------------
         Net loss                                                        $ (4,573,483)     $(11,190,200)
                                                                         ============      ============

Basic and diluted net loss per share                                           ($0.15)           ($0.43)
                                                                         ============      ============

Basic and diluted weighted average number of
    shares outstanding                                                     29,671,244        26,305,829
                                                                         ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                  Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENT OF CHANGES IN
                        STOCKHOLDERS' EQUITY (DEFICIENCY)

                     Years ended December 31, 2002 and 2001

                                                                            Additional
                                                    Shares        Common      paid-in       Accumulated        Treasury
                                                    issued        stock       capital         deficit           Stock
                                                  ----------      ------   ------------    -------------      -----------
Balance at January 1, 2001                        27,461,929       $275    $ 37,852,961    $ (24,761,803)     $  (257,713)

Purchase of treasury stock                                                                                       (267,341)
Purchase of treasury stock
  pursuant to sale of Westminster
  Securities Corporation                                                                                       (1,890,000)
Issuance of shares pursuant to the
  exchange of Globeshare Group Inc. stock
  for Laidlaw Global Corporation stock on
  a one for one basis                              4,500,000         45         899,955
Issuance of warrants in connection with
  loan agreement                                                                222,143
Issuance of shares pursuant to the exchange
  of Globeshare Group Inc. stock for Laidlaw
  Global Corporation stock on a one for one
  basis by private placement shareholders          1,126,760         11         371,409
Issuance of common stock upon exercise of
  stock options                                      122,750          1          30,686
Charge attributable to repricing of options
  granted to employees                                                          754,714
Net loss                                                                                     (11,190,200)

                                                  ----------       ----    ------------    -------------      -----------
Balance at December 31,2001                       33,211,439       $332    $ 40,131,868    $ (35,952,003)     $(2,415,054)

Purchase of treasury stock                                                                                        (76,311)
Issuance of shares pertinent to conversion
  of note payable to common stock                    499,999          5          74,995
Issuance of shares pursuant to the
  exchange of Globeshare Group Inc. stock
  for Laidlaw Global Corporation stock on
  a one for one basis                                263,427          3          73,707
Issuance of shares for additional investment
  from outside investors                           5,000,000         50         499,950
Cancellation of shares issued in connection
  with exercise of stock option                      (42,000)        (1)        (34,999)
Reversal of charged attributable to repricing
  of options granted to employees                                              (754,714)
Net loss                                                                                      (4,573,483)

                                                  ----------       ----    ------------    -------------      -----------
Balance at December 31,2002                       38,932,865       $389    $ 39,990,807    $ (40,525,486)     $(2,491,365)
                                                  ==========       ====    ============    =============      ===========

The accompanying notes are an integral part of these consolidated financial statements.

                                                                       Total
                                                                   ------------

Balance at January 1, 2001                                         $ 12,833,720

Purchase of treasury stock                                             (267,341)
Repurchase of shares into treasury
  pursuant to sale of Westminster
  Securities Corporation                                             (1,890,000)
Issuance of shares pursuant to the exchange of
  Globeshare Group Inc. stock for Laidlaw Global
  Corporation stock on a one to one-basis                               900,000
Issuance of warrants in connection with loan agreement                  222,143
Issuance of shares pursuant to the exchange
  of Globeshare Group Inc. stock for Laidlaw
  Global Corporation stock on a one to one
  basis by private placement shareholders                               371,420
Issuance of common stock upon exercise of
  stock options                                                          30,687
Charge attributable to repricing of options
  granted to employees                                                  754,714
Net loss                                                            (11,190,200)
                                                                   ------------

      Balance at December 31, 2001                                 $  1,765,143

Purchase of treasury stock                                              (76,311)
Issuance of shares pertinent to conversion of note
  payable to common stock                                                75,000
Issuance of shares pursuant to the
  exchange of Globeshare Group Inc. stock
  for Laidlaw Global Corporation stock on
  a one for one basis                                                    73,710
Issuance of shares for additional investment
  from outside investors                                                500,000
Cancellation of shares issued in connection
  with exercise of stock option                                         (35,000)
Reversal of charged attributable to repricing
  of options granted to employees                                      (754,714)
Net loss                                                             (4,573,483)

                                                                   ------------
Balance at December 31, 2002                                       $ (3,025,655)
                                                                   ============

The accompanying notes are an integral part of these consolidated financial statements.

                  Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                      Year ended December 31,
                                                                       2002             2001
                                                                   -----------      ------------
Cash flows from operating activities
   Net loss                                                        $(4,573,483)     $(11,190,200)
   Adjustments to reconcile net income (loss) to net cash
     provided by (used in) operating activities
       Depreciation and amortization                                   346,666         2,533,948
       Minority interest in net loss                                        --        (1,120,757)
       Income on sale of H&R                                                --        (4,557,606)
       Loss on asset write offs                                             --         4,239,199
       Provision for doubtful account                                  155,990           582,348
       Fair value of warrants issued in connection with debt                --           222,143
       Compensation expense recognized on repricing of options        (754,714)          754,714
       Charge in connection with share exchange                         73,708         1,271,420
       Loss from fixed assets write offs                                43,163                --
       (Increase) decrease in operating assets
         Receivable from clearing broker                               170,523         1,258,884
         Securities owned, at market value                             314,764           (28,990)
         Investment banking fees receivable                                 --                --
         Deposits                                                       96,835           184,487
         Prepaid and other assets                                      310,321           742,251
       Increase (decrease) in operating liabilities
         Accounts payable and accrued expenses                         341,138          (357,663)
         Commissions and compensation payable                         (241,147)          391,672
         Securities sold but not yet purchased at market value            (930)           72,371
         Deferred revenue                                              (99,722)           68,651
         Other liabilities                                              80,284           (29,720)
                                                                   -----------      ------------

         Net cash used in operating activities                      (3,736,604)       (4,962,848)
                                                                   -----------      ------------

Cash flows from investing activities
   Purchase of equipment and leasehold improvements                         --          (382,534)
   Proceeds from sale of Westminster Securities Corp                        --           700,000
   Proceeds from sale of Howe & Rustling, Inc.                              --         5,000,000
                                                                   -----------      ------------
        Net cash provided by investing activities                                      5,317,466
                                                                   -----------      ------------

The accompanying notes are an integral part of these consolidated financial statements.

                  Laidlaw Global Corporation and Subsidiaries

                                                                                   Year ended December 31,
                                                                                    2002             2001
                                                                                -----------      -----------
Cash flows from financing activities
   Repayment of notes payable                                                   $  (657,058)     $(3,129,000)
   Payments for leased equipment                                                   (286,472)        (400,177)
   Proceeds from issuance of Note Payable                                                --        3,732,058
   Payments for treasury stock                                                      (76,311)        (267,341)
   Proceeds from issuance of common stock                                           500,000           30,687
   Preceeds from notes receivable                                                 2,065,000               --
                                                                                -----------      -----------
         Net cash provided by (used in)financing activities                       1,545,159          (33,773)
                                                                                -----------      -----------

         Net (decrease) increase in cash and cash equivalents                    (2,191,445)         320,845

Cash and cash equivalents, beginning of year                                      2,220,119        1,899,274
                                                                                -----------      -----------

Cash and cash equivalents, end of year                                          $    28,674      $ 2,220,119
                                                                                ===========      ===========

Supplemental disclosures of cash flow information:
   Cash paid during the year for
     Interest                                                                   $   149,622      $   623,240

Supplemental schedule of noncash investing and financing activities

During the years ended December 31,2002 and 2001 the following transactions occurred:
   Equipment acquired under capital leases                                               --           43,147
   Notes received on sale of subsidiaries                                                --        2,215,000
   Securities borrowed and repaid during the year                                 2,491,114        2,176,937

The accompanying notes are an integral part of these consolidated financial statements.

Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Years ended December 31, 2002 and 2001

NOTE A - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

1. Organization and Basis of Presentation

Laidlaw Global Corporation (the Company) is a holding company whose directly and indirectly wholly- or majority-owned operating subsidiaries include Laidlaw Holdings, Inc. (Laidlaw Holdings), Laidlaw Global Securities, Inc. (Laidlaw Global Securities), a Laidlaw Holdings wholly-owned registered broker- dealer which ceased operations in November, 2002, Westminster Securities Corporation, (Westminster), which the Company sold in June, 2001, H&R Acquisition Corporation
(HRAC), an 81%-owned Laidlaw Holdings subsidiary which maintains a 100% interest in Howe & Rusling, Inc., (H&R) which the Company sold in December, 2001, Globeshare Group, Inc., (GGI), formerly Global Electronic Exchange, Inc. a 97%-owned internet-based investment services company established on June 14, 1999 which maintains a 100% interest in Globeshare, Inc. (Globeshare), an internet-based broker-dealer, whose operations were integrated with Laidlaw Global Securities in October, 2001, Laidlaw Pacific (Asia) Ltd. (LPA), a registered broker-dealer and Investment Advisor with the Hong Kong Securities and Futures Commission, which ceased operations in 2001, Laidlaw International, S.A., (LI) a 99.8% owned broker-dealer based in France, which ceased operations in April, 2002, Laidlaw Properties, Inc., a new subsidiary incorporated in November, 2002 which will commence the Company's investment property business and other real estate ventures, and Phoenix Securities Corp. , a newly added subsidiary in February, 2003, is a broker-dealer that specializes in corporate services not requiring registration. The business activities include or included securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide, as well as investment property development and management.

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

With the difficult market conditions that prevailed starting the second half of fiscal 2000, Laidlaw Global Securities experienced continued losses and erosion of capital despite management's persistent efforts to cut costs and find new avenues for revenue generation. In the last quarter of fiscal 2002, the Company's management deemed Laidlaw Global Securities was no longer a viable operation to maintain. On or about November 19, 2002, Laidlaw Global Securities, filed with the Securities and Exchange Commission a Uniform Request Withdrawal from Broker-Dealer Registration effective November 13, 2002. LGSI also filed a Notice of Withdrawal as an Investment Advisor.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has a significant accumulated deficit as of December 31, 2002. In addition, the Company continues to incur substantial losses. Accordingly, the Company anticipates that it will require additional sources of funding during 2003 to maintain its operations. The Company is dependent on outside sources of financing and is presently pursuing several alternatives, although no additional financing is imminent. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

2. Principles of Consolidation

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE A (continued)

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

5. Revenue Recognition

Securities Transactions

Customers' securities transactions are recorded on a settlement-date basis with related commission income and expenses recorded on a trade-date basis. Proprietary securities transactions are recorded on a trade-date basis. Profit and loss arising from all securities transactions entered into for the account and risk of the Company are recorded on a trade-date basis.

Securities are stated at market value, and securities not readily marketable are stated at fair value as determined by management. The resulting difference between cost and market (or fair value) is included in trading gains, net.

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

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2001 and 2000

NOTE A (continued)

8. Equipment and Leasehold Improvements

Equipment, which includes computer equipment, software and leasehold improvements, are stated at cost less accumulated depreciation and amortization. Depreciation and amortization on equipment and capital leases are recognized on a straight-line basis over the estimated useful lives of the assets ranging from three to seven years. Leasehold improvements are amortized on a straight-line basis over the lesser of their estimated useful lives or the terms of the related leases.

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

11. Fair Value of Financial Instruments

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

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE B (continued)

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, and amendment of FASB Statement No. 123." This statement expands the disclosure requirements with respect to stock-based compensation. The transition guidance and annual disclosure provisions of SFAS Bo. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS N0. 148 did not impact the Company's financial condition or results of operations for fiscal 2002. Management is in the process of evaluating the impact of the statement on the Company's financial position and results or operations for fiscal 2003.

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

David Bottoms, an investment manager with whom the Company had a previous relationship, also sold his entire interest in HRAC at the same time as the Company. The Company was able to secure the services of Mr. Bottoms as a consultant for 3 years at annual fee of $100,000 to assist in the rebuilding and restructuring of the investment management business of the Company. Laidlaw paid the $300,000 acquisition fee and paid $50,000 toward the three year consulting agreement. However, after the company became insolvent, Laidlaw was unable to pay the balance of $250,000. However, Bottoms was not required to provide any consulting services to the company as a result. On or about December 19, 2002, Bottoms commenced a lawsuit in the Supreme Court of the State of New York, County of New York against Laidlaw Global Corp., Laidlaw Holdings, Inc., Laidlaw Global Securities, Inc. and Laidlaw Global Properties, Inc. alleging breach of the aforementioned agreements and seeking $250,000 in damages plus 7% interest. This office filed a notice of appearance and a demand for a complaint. To date, plaintiff has not served a formal complaint. Laidlaw counsel appeared in Court on March 27, 2003 at which time the Court stipulated the end May, 2003 as the discovery cut off date. Thereafter, a trial date will be set by the Court.

In connection with the closing of the operations of GGI, holders of shares of GGI who were not affiliates of Laidlaw were given the opportunity to exchange their GGI shares for shares of Laidlaw on a one for one basis and holders of 1,126,759 shares accepted the offer. Affiliates or former affiliates of Laidlaw were given an opportunity to exchange their GGI shares for shares of Laidlaw on a less favorable basis and 9,620,004 shares were exchanged for 4,500,000 shares of Laidlaw. In 2002, additional 263,427 shares of GGI were exchanged for a like number of shares of Laidlaw. In 2002 and 2001, the Company recognized a charge to operations of $73,708 and $1,271,420, respectively, representing the fair value of the Company's common stock issued in the exchange. Also during 2001, an asset write-down in the amount $2,353,127 was recorded to adjust Globeshare's investment in computer hardware and customized application software to their estimated net realized value.

With the difficult market conditions that prevailed starting the second half of fiscal 2000, Laidlaw Global Securities, Inc. ("LGSI") experienced continued losses and erosion of capital despite management's persistent efforts to cut costs and find new

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE C (continued)

avenues for revenue generation. In the last quarter of fiscal 2002, the Company's management deemed LGSI was no longer a viable operation to maintain. On or about November 19, 2002, LGSI filed with the Securities and Exchange Commission a Uniform Request Withdrawal from Broker-Dealer Registration effective November 13, 2002. LGSI also filed a Notice of Withdrawal as an Investment Adviser. In conjunction with this and as previously reported in the Current Report on Form 8-K of the Company dated November 27, 2002, LGSI sold its list of client accounts to Kuhns Brothers Securities Corporation for a total cash consideration of $75,000. A negative consent transfer letter was sent to all clients of LGSI. With the cessation of the operations of LGSI, Laidlaw terminated most of its employees and retained only key personnel required to close the affairs of said broker-dealer subsidiary and maintain the downsized operations of the Company. An asset write down in the amount of $333,042 was required to adjust the investment of LGSI and the Company in computer hardware and software, furniture, and leasehold improvements.

On November 19, 2002, a new subsidiary Laidlaw Properties, Inc. was incorporated in the state of Delaware under the General Corporation Law. Through this subsidiary, the Company will commence its investment property business and other real estate ventures.

On February 14, 2003, Phoenix Securities Corp., which was incorporated in Delaware under the General Corporation Law in September, 2001 and was inoperational until then, was added as a new subsidiary of the Company.
Phoenix Securities Corp specializes in Corporate services including the rendering of fairness opinions, the review of merger and acquisition transactions and the brokering of such transactions for a fee or an equity participation. At this point, Phoenix Securities Corp. provides services not requiring its registration as a Broker-Dealer. In the future, should it decide to enter into businesses requiring such registration, Phoenix will apply for the appropriate registrations, authorizations and licenses.

NOTE D - EQUIPMENT AND LEASEHOLD IMPROVEMENTS

Equipment and leasehold improvements consist of:

                                                               December 31,
                                                                   2002
                                                               ------------
     Furniture and office equipment                            $   264,389
     Computer equipment and software                             1,300,107
     Leasehold improvements                                        231,333
                                                               -----------

                                                                 1,795,829
     Accumulated depreciation and amortization                  (1,795,829)
     and write downs                                           -----------

     Equipment and leasehold improvements, net                 $         0
                                                               ===========

Depreciation and amortization expense for 2002 and 2001 amounted to $346,066 and $2,205,086, respectively.

NOTE E - NOTES PAYABLE

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

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE E (continued)

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

In May, 2002, the Company borrowed securities worth $1,033,598 from a related party through the issuance of a 4% promissory note due June 30, 2002. Under the terms of the loan agreement, the Lender acknowledges a fixed valuation for the securities and agrees to accept the return of such securities as full repayment of the principal sum due on the Note notwithstanding the market valuation of the securities on the Repayment date. The lender reserves the right to demand the return of the securities in lieu of any other form of repayment. At maturity, this note was extended under the same terms to expire on September 15, 2002. The note was extended twice under the same terms to expire on September 30, 2002 and November 15, 2002. As of September 30, 2002, $1,000,000 of these securities were contributed by the Company as capital to Laidlaw Global Securities. On November 13, 2002, the Company decided to withdraw the membership of Laidlaw Global Securities from the NASD. On November 15, 2002, all the securities borrowed on the note were returned, which constituted full payment of the principal. A 90-day extension of payment for any interest due on the loan has been agreed upon until March 15, 2003. As discussed in Note A, the Company is dependent on outside sources of financing and is presently pursuing several alternatives.

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

LCG was not able to meet the initial closing date. In consideration of Laidlaw extending the closing to July 30, 2002 or such earlier date as the parties may agree, LCG assigned to Laidlaw a third party demand note from an entity publicly traded on the London Stock Exchange, in the agreed upon amount of 2,356,060 Euros (US$ 2,329,248) secured only by a reciprocal note of

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE E (continued)

Laidlaw to LCG. LCG further agreed that in the event that LCG did not close the purchase by July 30, 2002 for any reason other than the action of Laidlaw, it would forgive $500,000 of the repayment obligation on the reciprocal note.

On July 30, 2002, LCG failed to abide by the terms of the funding agreement.

Laidlaw notified LCG that the transaction terminated and maintained its right to a $500,000 penalty under the terms of the agreement. Subsequently, upon the request of LCG which assured Laidlaw that it has arranged for the necessary funds to complete a revised proposal, Laidlaw agreed to voluntarily refrain from seeking the enforcement of its penalty in order to provide LCG with an opportunity to submit a revised proposal. Laidlaw initially agreed to wait until August 16, 2002 before acting and then agreed to extend that deadline to August 31, 2002. No revised proposal was received and Laidlaw may have enforced the penalty under the terms of its agreement with LCG.

In January, 2003, the Company settled this dispute with London Capital Group,Ltd. for a compensation of $70,000, $10,000 of which was received in December 2002 and the balance of $60,000 was received in January 2003.

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

In connection with closing down of the operations of GGI, holders of shares of GGI who were not affiliates of Laidlaw were given the opportunity to exchange their GGI shares for shares of Laidlaw on a one for one basis. In 2002, holders of 235,427 shares accepted the offer. In 2001, holders of 1,126,759 shares accepted the offer. Affiliates or former affiliates of Laidlaw were given an opportunity to exchange their GGI shares for shares of Laidlaw on a less favorable basis and 9,620,004 shares were exchanged for 4,500,000 shares of Laidlaw. This exchange resulted in an ownership increase to 97.42% and 96.07% in GGI by the Company as of December 31, 2002 and December 31, 2001, respectively. This exchange also resulted in a charge to operations of $73,708 and $1,271,420 in 2002 and 2001, respectively, with a corresponding increase in additional paid-in capital.

NOTE G - NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiaries were subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 for Laidlaw Global Securities. At December 31, 2001 Laidlaw Global Securities was required to maintain minimum net capital of $106,622 and had total net capital of $758,722 which was $652,100 in excess of its minimum requirement..

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE H - STOCKHOLDERS' EQUITY

On September 4, 2001 and December 19, 2001, the Board of Directors of the Company decided to allow the Company to purchase from time to time for the next 12 months up to 500,000 and 400,000 shares, respectively, of its common stock in the open market as part of the treasury stock corporate buy back program. During 2002, the Company repurchased 167,800 of its common stock for $76,311. During 2001, the Company repurchased 779,900 shares of its common stock for $267,341.

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

In connection with the closing down of the operations of GGI, holders of shares of GGI who were not affiliates with Laidlaw were given the opportunity to exchange their GGI shares for shares of Laidlaw on a one for one basis. In 2002, holders of 235,427 shares accepted the offer. The exchange resulted in an increase to common stock and additional paid-in capital of $73,708. In 2001, holders of 1,126,759 shares accepted the offer. The exchange resulted in an increase to common stock and additional paid-in capital of $371,420. Affiliates or former affiliates of Laidlaw were give the opportunity to exchange their GGI shares for shares of Laidlaw on a less favorable basis and 9,620,004 shares were exchanges for 4,500,000 shares of Laidlaw. The exchange resulted in an increase to common stock and additional paid-in capital of $900,000.

In 2002, the Company credited $754, 714 to operations pertinent to the recognition of repriced stock options with a corresponding decrease in additional paid-in capital. This credit reversed the charge to compensation in 2001 for the same amount of $754,714 in connection with its stock option plan for repriced options with a corresponding increase to additional paid-in capital.

In fiscal 2002, the Company issued 5,000,000 shares of its common stock to an individual unrelated to the Company in a private sale for $500,000 ($.10 per share).

NOTE I - CONCENTRATIONS OF CREDIT RISK

The Company's subsidiaries were engaged in various trading and brokerage activities in which counterparties primarily included broker-dealers, banks, and other financial institutions. In the event counterparties did not fulfill their obligations, the Company may have been exposed to risk. The risk of default depended on the creditworthiness of the counterparty or issuer of the instrument. It was the Company's policy to review, as necessary, the credit standing of each counterparty.

NOTE J - COMMITMENTS AND CONTINGENCIES

1. Lease Commitments

a. The Company leased office space under noncancelable leases expiring through 2010 with certain renewal options. At December 31, 2002, future minimum annual rentals under these leases aggregated approximately $6,038,000. In March 2003 the Company vacated its premises and therefore violated the terms of its lease commitments. The outstanding unpaid rents under these leases approximate $667,000 and are recorded in accounts payable and accrued expenses at December 31, 2002.

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE J (continued)

Rent expense was $917,657 and $1,272,964 net of sublease income of $278,414 and $209,907 for the years ended December 31, 2002 and 2001, respectively.

b. The Company leases computers under long-term leases and has the option to purchase the computers for a nominal amount at the termination of the lease. Future minimum lease payments, all of which are due through the current fiscal year, aggregate approximately $395,000. The company is currently in arrears on payment on these leases. Substantially all equipment related to the capitalized leases were written off in 2001.

2. Litigation

Galacticomm Technologies, Inc. vs. Laidlaw Global Securities, Inc.

Laidlaw Global Securities, Inc. ("LGSI") is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. The Company acted as a member of a selling group, pursuant to which the Company agreed to purchase 200,000 shares of Galacticomm at $5.40 per share and 200,000 warrants of Galacticomm at $0.09 per warrant. Additionally, the Company agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. Prior to the settlement of the IPO, the Company had satisfied all its commitments as part of its agreement with the lead underwriters. Prior to the settlement of the IPO, the lead underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the lead underwriters, the lead underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the underwriting group in a Florida state court seeking damages for breach of the underwriting agreement.

Before this matter could proceed to trial, all remaining defendants reached a settlement agreement with plaintiff. The settlement agreement provided for LGSI to pay the sum of $72,500 over four quarterly installments. However, Laidlaw breached the terms of the settlement agreement resulting in a judgment against the Company in the amount of $1,378,681 (with interest running at the rate of 9% per annum from January 21, 2003). Since this judgment is against LGSI only, the Company's counsel believes that plaintiff can enforce this judgment only against LGSI and not against any of the other Laidlaw entities, including the parent entity. Furthermore, it is the opinion of the Company counsel that in the event LGSI has sufficient capital to pay the original settlement amount, plaintiff will accept this sum in full satisfaction of the aforementioned judgment. Of course, there is no guarantee that this will occur. Management has indicated its intent to appeal the judgment in the state of Florida.

Greek Capital Market Commission vs. Laidlaw Global Corporation

The Company, as well as its subsidiary Laidlaw Global Securities, have been named in an administrative proceeding involving the Greek Capital Market Commission ("CMC"). In early 2000, representatives of the Company were introduced to a representative of Elektra S.A. ("Elektra"), an entity whose securities are publicly traded in Greece, in order to discuss a business strategy by which the Company would assist in the sale of a significant amount of Elektra's shares by certain of its stockholders. Following meetings with such persons, Elektra announced in the spring of 2000 that its principal shareholders would sell up to 3,000,000 shares of its stock. On March 28, 2000, Elektra sold two million shares of its stock to institutional investors through a Greek brokerage firm, Contalexis Financial Services.

On February 28, 2001, the CMC, an administrative body which reviews securities issues in Greece, found that Laidlaw Global Securities violated certain notification requirements to the CMC and Elektra. According to the CMC's findings, the Company (i) failed to notify the CMC and Elektra of the March 28, 2000 acquisition of Elektra shares and (ii) failed to notify the Athens Stock Exchange of the Company's assignment of voting rights and participation of share capital in Elektra. The Company believes that, since neither it nor any of its subsidiaries ever owned shares of Elektra, and for the other reasons set forth below, both of these findings are without merit and factually inaccurate and will be overturned on appeal.

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE J (continued)

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

These fines were levied after reviewing response letters filed by the Company's Greek counsel. Greek counsel to the Company will be filing Remedy Petitions before the CMC against the decisions assessing the fines, which is a form of an administrative proceeding. In the event the Remedy Petitions are rejected by the CMC, the Parent will file Writs of Annulment before the Conseil d'Etat, which is the Greek Court having jurisdiction over such matters. Since neither the Company, nor any of its subsidiaries, has (i) ever owned shares of Elektra, (ii) ever acted as a principal or agent for the purchase or sale of shares of Elektra, (iii) acted as a broker-dealer of securities of Elektra, or (iv) ever stated, publicly or otherwise, that it, or any of its subsidiaries, did hold, or intended to hold or own, shares of Elektra, it believes that the findings of the CMC will be overturned on appeal. The Company's counsel in Greece has advised that in its opinion, the fines imposed by the CMC are civil fines and can only be enforced against the assets of the Company in Greece. Further, they advise that any enforcement of fine in the United States would require commencing a new action in the United States.

Plural, Inc. vs. Laidlaw Global Corporation, et. al.

In November, 2001, Plural instituted action in the New York State Supreme Court for services rendered pursuant to a computer consulting agreement. Plural claimed approximately $700,000 was due to it pursuant to the agreement. In June, 2002, Plural and Laidlaw entered into a settlement agreement wherein the payment by Laidlaw of $40,000 to Plural by August 2, 2002 shall cause all claims or counterclaims which are or could be asserted, including but not limited to those set forth in the Complaint and the draft counterclaims, to be dismissed with prejudice, without costs, for which purpose either party may tender an appropriate form of judgment to the Court, on notice. Payment of the settlement amount has been made by Laidlaw.

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

Bergmann v. Laidlaw Global Corp. and Roger Bendelac

Robert Bergmann, Jr., a former customer of Laidlaw Global Securities, has filed a NASD Arbitration against Laidlaw Global Corp. and Roger Bendelac individually, seeking $953,000 in damages based upon allegations that Roger Bendelac failed to sell Bergmann's shares of Laidlaw's common stock upon the expiration of the restrictive period.3 Claimant's father obtained shares of the Company in August 1999 upon the conversion of a convertible note issued by Laidlaw Holdings, Inc. At the time the stock

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE J (continued)

was issued, as a conversion from a Laidlaw Holdings, Inc. Convertible Subordinated Note, the common stock carried a one year restriction on the re-sale of the stock pursuant to Rule 144 of the Securities Exchange Act; i.e., the holder had to hold the security for a minimum of one year before selling it. Mr. Bergmann sought to sell the shares in January 2000. However, Claimant alleges that Mr. Bendelac failed to sell Bergmann's shares and by the summer of 2000, the value of this security dropped substantially.4 It should be noted that the purchase costs by the Claimant's father in Laidlaw shares at stake in litigation never exceeded $100,000. Further, Mr. Bendelac had become the Chief Executive Officer of the Company and no longer handled the Bergmann account. Claimant is seeking the difference in the value of the stock at the time he instructed Bendelac to sell the shares, versus the current value of his holdings.

Upon a review of the facts and the law, and based upon Claimant's admissions as to the applicable dates, it appears that as of January 2000, Mr. Bendelac was unable to carry out Bergmann's instructions based upon Rule 144. As the stock was acquired by Mr. Bergmann in August 1999, based upon the fact that the security was subject to a one year holding period, Mr. Bendelac could not have sold this stock for Mr. Bergmann until August 2000, at the earliest. As such, this Claim should be dismissed as a matter of law.

Special Counsel has interposed an answer to the Statement of Claim on behalf of Mr. Bendelac and the Company and petitioned the NASD for dismissal of the claim based upon applicable law. This application was supported by an affidavit from Laidlaw's corporate counsel who joined in the position that the stock was restricted and was incapable of being sold legally. If the security could not be sold until August 2000, Claimant's damages were not proximately caused by any of the acts complained of in the Statement of Claim, but by market forces responsible for the stock's decline. Because of the issues surrounding the appointment of arbitrators in California, no NASD panel has yet been appointed. To date, Claimant's counsel has not responded to Respondents' motion to dismiss

Laidlaw's counsel has had numerous conversations with Claimant's counsel about reaching a settlement and Laidlaw has offered a nuisance value settlement of $4,000. Claimant's counsel has indicated he is favorably disposed to accepting this sum, given the pending motion, his review of the applicable law as set forth in Laidlaw counsel's motion to dismiss, and upon Laidlaw's dire financial circumstances. Claimant's counsel has now informed Laidlaw counsel that he is withdrawing from the case. Naturally, Claimant's counsel's decision to withdraw is not binding nor can the Company conclude that Claimant won't continue the matter with substitute counsel. Laidlaw counsel, however, remains confident in the merits of Laidlaw's defenses.

Based on this new development, Laidlaw Global Corporation, which is not regulated by the NASD, has decided to inform the NASD that it is not subject to NASD jurisdiction and therefore can no longer be part of these proceedings. To date Claimant has not filed the claim in court or in any other jurisdiction .

Thomas v. Laidlaw Global Securities, Inc., Coleman & Co. and Andrew Fine.

Claimant alleges the respondents are liable to him for an amount between $100,000 and $500,000. Claimant was a customer of LGS and Andrew Fine was his former registered representative. Prior to becoming a broker at LGS, Mr. Fine worked at Coleman & Co. where Mr. Thomas was his customer. The account was subsequently transferred from Coleman & Co. to LGS when Mr. Fine was employed by LGS.

Claimant alleges broker Fine subjected his account to unnecessary risks contrary to his investment objectives. Claimant focuses his complaint on investments in a company known as Razorfish, Inc. It should be known that Razorfish is, itself, the target of intense regulatory scrutiny for committing securities fraud and thus, to the extent Fine was caused to make any misrepresentations, we have the added defense that Fine believed his representations to be true at the time he made them to Thomas based upon information Razorfish was disseminating to the public.

Laidlaw counsel has interposed an Answer on behalf of LGS but not on behalf of its former broker Fine who is representing himself. The acts complained of by Mr. Thomas occurred while Mr. Fine was employed at Coleman & Co. Stock of Razorfish

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE J (continued)

was purchased for the Thomas account before the account was transferred to LGS. To the extent Fine did recommend speculative statements, and to the extent these investments were unsuitable and did cause Claimant to sustain losses, Laidlaw should not be held liable. In fact, at the time Claimant transferred his account, the value of the account was only $9,000. The Thomas account at LGS never exceeded approximately $20,000 and thus, exposure to LGS, if any, is quite limited. NASD has appointed an arbitration panel and the matter is now scheduled to be heard on April 29 to May 1, 2003. Laidlaw counsel had settlement talks with Claimant's counsel in an effort to resolve this matter. Claimant's counsel has indicated it will accept a settlement of $5,500 in order to resolve this matter. However, Laidlaw has countered with an offer of $4,990. We expect to reach a settlement at some point in the near future to avoid going to trial although there is no guarantee of this fact.

David Bottoms, Jr. v. Laidlaw Global Corp, et al.

On or about December 21, 2001, David Bottoms entered into two contracts with Laidlaw Global Corp. The first agreement (Acquisition Agreement) provided Laidlaw would purchase certain rights and interests owned by Bottoms in consideration for the payment of $300,000 and enter into a three year consulting agreement in which Laidlaw agreed to pay Bottoms the sum of $100,000 per year. Laidlaw paid the $300,000 acquisition fee and paid $50,000 toward the three year consulting agreement. However, after the company became insolvent, Laidlaw was unable to pay the balance of $250,000. However, there was no performance requirement in the consulting agreement.

On or about December 19, 2002, Bottoms commenced a lawsuit in the Supreme Court of the State of New York, County of New York against Laidlaw Global Corp., Laidlaw Holdings, Inc., Laidlaw Global Securities, Inc. and Laidlaw Global Properties, Inc. alleging breach of the aforementioned agreements and seeking $250,000 in damages plus 7% interest. This office filed a notice of appearance and a demand for a complaint. Laidlaw counsel appeared in Court on March 27, 2003 at which time the Court stipulated the end May, 2003 as the discovery cut off date. Thereafter, a trial date will be set by the Court.

The Agreement mandates that the parties agree to arbitrate all disputes before the American Arbitration Association. Before getting to the merits of the matter, it should be known that Laidlaw has a strong opportunity to oppose the action by moving to stay the court proceedings and to compel arbitration. By proceeding in the state court system, it is not likely this matter will be resolved for several years versus a much more expedited (and far more costly) result should the matter proceed before AAA. As such, no decision has yet been made as to whether to permit this matter to proceed in the state court venue.

In either event, the company has several defenses to this action. First, Bottoms named Laidlaw Global Securities, Inc. and Laidlaw Global Properties, Inc. as defendants in this action and there is no basis for these parties to be included in this matter. In fact, Laidlaw Global Properties didn't even exist until after the contract in question had been entered into. Additionally, there is a question of Bottoms lack of performance of his consulting duties, the consideration for the payment of his consulting fees. However, this is a question of fact that will have to be determined by either an arbitration panel or a jury. At this point in time, there is no way to accurately assess the liability of this matter except to note that unless a settlement is reached, and that appears unlikely at the moment, this matter will not be disposed of for quite some time, perhaps a year at the earliest, longer if the matter remains before the Court.

S.L. Greene vs. Laidlaw Holdings, Inc.

Laidlaw Holdings, Inc., the leaseholder to the Company's office spaces at 100 Park Avenue is currently in default on its lease agreement with its landlord SL Greene. As a result, SL Greene has obtained a judgment against Laidlaw Holdings, Inc. in excess of $500,000. Since SL Greene obtained its judgment, Laidlaw has vacated the premises. There is no way of knowing at this time whether SL Greene intends to seek enforcement of its judgment in light of its awareness of the Company's current financial status.

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE J (continued)

Richard Tuten vs. Laidlaw Global Securities, Inc.

Claimant Richard Tuten commenced a NASD Arbitration against Laidlaw Global Securities, Inc. seeking $821,226 in compensatory damages alleging that LGSI fraudently induced Tuten to personally guarantee certain loans for his company under the guise that Laidlaw would raise $3,000,000 in private funding only to purposely withhold its successful fund raising efforts in an effort to drive the company into bankruptcy so other Laidlaw clients could buy Tuten's company assets for pennies on the dollar.

The matter on this case arose out of events that date as far back as June 1977. The issuance of a complaint almost 6 years later raises both credibility and a possible statue of limitations issue. LGSI Counsel does not feel the matter has any merit and is of the opinion that this matter can be successfully defended. However, given the status of LGSI, this matter is not likely to be defended and the contingent liability written off.

NASD Regulatory Matter

The NASD has commenced a formal investigation against LGSI pertaining to certain trading activities of LGSI in the stock of the Company during the period June through September, 1999. The NASD alleges that a firm trader and others improperly traded restricted shares of the Company from the LGSI proprietary account. Further, NASD alleged, and trading records confirmed, LGSI may have engaged in improper solicited agency trades of the Company's restricted stock during this period. If the allegations were proven true, the aforementioned trades would have been violative of securities rules and regulations.

After submitting a Wells submission (a legal brief outlining the reasons why charges should not be brought against Laidlaw Global Securities, Inc.) LGSI has signed a settlement agreement with the NASD wherein LGSI agreed to a censure and a fine in the amount of $50,000 to be paid no later than May 1, 2003. There were no admission of wrongdoing by LGSI and once the fine is paid, the matter will be deemed concluded.

American Stock Exchange Listing Matter

At present, the Company has limited operations and may be in danger of having its shares being delisted from the American Stock Exchange (AMEX). The Company believes that unless it successfully completes a merger with the Alaska Property Company, or completes another transaction that substantially enhances the Company's operations, the American Stock Exchange will not permit its shares to trade on the AMEX. Even if the Company were to consummate such a merger, the Board of Laidlaw Global Corporation states that there are no guarantees that the American Stock Exchange will deem the future plans acceptable to the maintenance of the listing but states that it will spare no effort to structure a Plan which will be submitted to shareholders' approval and to the American Stock Exchange in short order.

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

3. Employment Agreements

The Company maintains agreements with key employees who also act as Chief Executive Officer and Chief Operating Officer (the "Executives"), subject to the following terms and conditions:

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

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE J (continued)

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

4. Other

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

NOTE K - TRANSACTIONS WITH CLEARING BROKER AND CUSTOMERS

Laidlaw Global Securities, Inc. ("LGS") conducted business with two separate clearing brokers, one of which executed and settled all non-U.S. equity trades for the LGS, on a fully disclosed basis, on behalf of its customers and for its own proprietary accounts pursuant to a clearance agreement. LGS earned commissions as an introducing broker for the transactions of its customers.

In the normal course of business, LGS customer activities involved the execution of various customer securities transactions. These activities may have exposed LGS to off-balance-sheet risk in the event the customer or other broker were unable to fulfill its contracted obligations and LGS had to purchase or sell the financial instrument underlying the contract at a loss.

LGS customer securities activities were transacted on either a cash or margin basis. In margin transactions, the clearing brokers extended credit to LGS customers, subject to various regulatory margin requirements, collateralized by cash and securities in the customers' accounts. However, LGS was required to contact the customer and to either obtain additional collateral or to sell the customer's position if such collateral was not forthcoming. LGS was responsible for any losses on such margin loans, and had agreed to indemnify its clearing brokers for losses that the clearing brokers may have sustained from the customer accounts introduced by LGS.

LGS controlled the risks associated with these activities by reviewing the credit standing of each customer and counterparty with which it conducted business. Further, working with the clearing broker, it required customers to maintain collateral in compliance with various regulatory and internal guidelines. Required margin levels were monitored daily pursuant to such guidelines. Customers were requested deposit additional collateral or reduce security positions when necessary. LGS exposure to these risks were magnified in volatile markets.

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE L - INCOME TAXES

As of December 31, 2002, the Company has net operating loss carryforwards of approximately $22,000,000 expiring from 2014 to 2022 for Federal income tax purposes available to offset future taxable income. Pursuant to Section 382 of the Internal Revenue Code utilization of these carryforwards may become limited if certain ownership changes occur. The Company is not certain that it will realize the benefit of the net operating loss carryforwards and has recorded a valuation allowance for the full amount of the deferred tax asset. The Company continually reviews the adequacy of the valuation allowance and recognizes those benefits only as the Company's assessment indicates that it is more likely than not that future tax benefits will be realized.

The components of the net deferred tax asset as of December 31, 2002 consist of the following:

                                                December 31,
                                                ------------
                                                    2002
                                                 ----------
Federal, net operating loss                      $6,820,000
State and local, net operating loss               2,640,000
                                                 ----------

                                                  9,460,000
Valuation allowance                               9,460,000
                                                 ----------

Recorded net tax asset                           $       --
                                                 ==========

The valuation allowance increased by approximately $1,060,000 for the year ended December 31, 2002.

The difference between the statutory federal income benefit rate on the Company's loss before income tax benefit for the years ended December 31, 2002 and 2001 are summarized as follows:

                                                2002            2001
                                                ----            ----
Statutory federal income tax rate                (34%)           (34%)
State and local income tax rate,
  net of federal benefit                         (12%)           (12%)
Non-deductible expenses                            2%              2%
Change in valuation allowance                     44%             44%
                                                ----            ----
                                                  --              --
                                                ====            ====

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE M - TAX DEFERRED SAVINGS PLAN

The Company maintained a defined contribution 401(k) plan which covered substantially all employees of the Company and its affiliates who have attained the age of 21. The Company had appointed individual trustees under the Plan and the assets are held with an outside agent. Additionally, the employer reserves the right to terminate the Plan, in whole or in part, at any time.

The Plan allowed each participant to contribute up to 15% of the participant's annual compensation to the Plan. Employee contributions are vested immediately. The Company, at the discretion of management, could elect to match up to 50% of each participant's salary deferrals to the extent such participant's contribution does not exceed 6% of compensation. Vesting in the Company match occurs ratably over a period of five-years. During 2002 and 2001, the Company contributed $37,445 and $96,624, respectively, to the Plan.

With the cessation of operations of Laidlaw Global Securities, the Company initiated termination of the Plan in March 2003,

NOTE N - INDUSTRY SEGMENTS

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

Laidlaw Global Securities, the wholly owned subsidiary of Laidlaw Holdings, Inc. which, in turn, is wholly owned by the Company, was substantially engaged in traditional trading, brokerage and investment banking services.

Foreign Operations and Major Customers: The Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two years in the period ended December 31, 2002 and 2001 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $110,833 and $4,167 respectively, which approximates 5% and .02% of external revenue, respectively. Additionally, the Company had no significant individual customers (domestic or foreign) as of December 31, 2002, or for each of the two years in the period ended December 31, 2002.

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE N (continued)

The following table sets forth the net revenues of these industry segments of the Company's business.

                                                            Year ended December 31,
                                                          --------------------------
                                                             2002            2001
                                                          ----------     -----------
Revenue from external customers
     Asset management                                     $       --     $ 3,997,273
     Broker-dealer                                         1,825,289      11,694,941
     Corporate and other                                     265,444         800,971
                                                          ----------     -----------

         Total external revenue                           $2,090,733     $16,493,185
                                                          ==========     ===========

Inter-segment revenue
     Broker-dealer                                        $       --     $   197,781
                                                          ----------     -----------

          Total inter-segment revenue                     $       --     $   197,781
                                                          ==========     ===========

Interest revenue
     Asset management                                     $       --     $    30,686
     Broker-dealer                                            34,437         201,490
     Corporate and other                                      27,731          62,976
                                                          ----------     -----------

          Total interest revenue                          $   62,168     $   295,152
                                                          ==========     ===========

Interest expense
     Asset management                                     $       --     $        --
     Broker-dealer                                               594         220,491
     Corporate and other                                     109,323         532,749
                                                          ----------     -----------

          Total interest expense                          $  109,917     $   753,240
                                                          ==========     ===========

Depreciation and amortization expense
     Asset management                                     $       --     $    58,997
     Broker-dealer                                            66,351         105,153
     Corporate and other                                     280,315       2,040,936
                                                          ----------     -----------

          Total depreciation and amortization expense     $  346,666     $ 2,205,086
                                                          ==========     ===========

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE N (continued)

                                                     Year ended December 31,
                                                  -----------------------------
                                                      2002             2001
                                                  -----------      ------------

Income Tax Expense (benefit)
     Asset management                             $        --      $         --
     Broker-dealer                                         --                --
     Corporate and other                                   --                --
                                                  -----------      ------------

Total income tax expense                                   --                --
                                                  ===========      ============

Net Loss
     Asset management                             $        --      $    303,733
     Broker-dealer                                 (2,981,274)       (6,639,678)
     Corporate and other                           (1,592,209)       (4,854,255)
                                                  -----------      ------------

Total net loss                                    $(4,573,483)     $(11,190,200)
                                                  ===========      ============

Total Assets
     Asset management                             $        --      $         --
     Broker-dealer                                  2,464,455         3,079,411
     Corporate and other                           (2,102,674)        3,566,707
                                                  -----------      ------------

Total assets                                      $   361,781      $  6,646,118
                                                  ===========      ============

Addition to Long-Lived Assets
     Asset management                             $        --      $         --
     Broker-dealer                                         --            49,861
     Corporate and other                                   --            21,573
                                                  -----------      ------------

          Total addition to long-lived assets     $        --      $     71,434
                                                  ===========      ============

NOTE O - STOCK OPTIONS

During 1999, the Company established a stock option plan which incorporated all outstanding options previously granted under the prior Laidlaw Holdings stock option plans. The plan allows the Company to grant options to employees of the Company, its subsidiaries and affiliates, for up to 4,350,000 shares of common stock at December 31, 2002. Options currently outstanding are exercisable either immediately or up to five years from the grant date and expire five years after the grant date.

In October 2001, the Company reduced the exercise price on options to purchase 2,657,238 common shares from prices ranging from $0.75 to $8.00 per share to $0.25 per share. In accordance with APB 25, these are now accounted for as variable options and the Company recorded a charge of $754,714 in December 2001 representing the intrinsic value of the options at December 31, 2001. In fiscal 2002, the Company recorded a credit of $754,714 to reverse the charge in 2001 for the cancellation and forfeiture of options of employees who were terminated or are no longer affiliated with the Company.

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 20001

NOTE O (continued)

The Company applies APB 25 in accounting for stock options and, accordingly, recognizes compensation expense for the difference between the fair value of the underlying common stock and the exercise price of the option at the date of grant. The effect of applying Statement of Financial Accounting Standards No. 123 (SFAS No. 123) on pro forma net loss is not necessarily representative of the effects on reported net income or loss for future years due to, among other things, (i) the vesting period of the stock options and (ii) the fair value of additional stock options in future years. The Company records the effects of its repriced options under SFAS No. 123 and accordingly the effects of their values are charged to operations. Had compensation cost for the Company's stock option plans been determined based upon the fair value of the options at the grant date of awards under the plans consistent with the methodology prescribed under SFAS No. 123, the Company's net loss for each of the years ended December 31, 2001 would have been approximately per share and $11,972,000 or $0.46 per share, respectively. The weighted average fair value of the options granted are estimated at $0.35 and per share respectively, for the year ended December 31, 2001 on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions; dividend yield 0%, volatility of 135% , risk-free interest rate of 4.77% for 2001 , and expected life of three years.

A summary of the option activity for years ended December 31, 2002 and 2001 is as follows:

                                                     Year ended December 31,
                                      -------------------------------------------------
                                              2002                        2001
                                      ----------------------    -----------------------
                                                    Weighted-                 Weighted-
                                                     average                   average
                                                    exercise                   exercise
                                        Shares        price       Shares        price
                                      ----------    --------    ----------    ---------
Balance, beginning of year             3,634,533      $0.25      4,066,663      $1.46

Granted(1)                                    --         --      4,027,238       0.28

Exercised                                     --         --       (122,750)      0.25

Forfeited                             (1,355,983)      0.25     (1,679,380)      1.46

Cancelled(1)                                  --         --     (2,657,238)      1.27

Balance, end of year                   1,278,550       0.25      3,634,533       0.25

(1) Includes options to purchase 2,657,238 common shares where the exercise price was reduced to $0.25.

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE O (continued)

The status of outstanding stock options is summarized as of December 31, 2002 as follows:

                                                  Weighted-
                                                   average
                                                  remaining
                             Options             contractual        Options
     Exercise price        outstanding           life (years)      exercisable
     --------------        -----------          --------------    ------------

        $ .25               1,278,550                2.75           1,257,549

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, and amendment of FASB Statement No. 123." This statement expands the disclosure requirements with respect to stock-based compensation. The transition guidance and annual disclosure provisions of SFAS Bo. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS N0. 148 did not impact the Company's financial condition or results of operations for fiscal 2002. Management is in the process of evaluating the impact of the statement on the Company's financial position and results or operations for fiscal 2003.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                                 Yeat Ended December 31
                                                                 2002             2001
                                                                 ----             ----
Net loss, as reported                                       $(4,573,483)     $(11,190,200)

(Add)Deduct: Stock-based employee compensation
expense included in (credited against) reported
net loss, net of related tax effects                           (754,712)          754,712


(Add)Deduct: Total stock-based employee
compensation expense determined under fair value
based method for all awards, net of related tax effects                         (595,000)
                                                                             ------------

Pro forma net income                                        $(5,328,195)     $(11,030,488)
                                                            ============     ============


Loss per share:
     Basic - as reported                                    $     (0.15)     $      (0.43)
                                                            ===========      ============

     Basic - pro forma                                      $     (0.18)     $      (0.42)
                                                            ===========      ============


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

                                                                 Year ended December 31,
                                                           --------------------------------
                                                               2001                2001
                                                           ------------        ------------
Numerator
    Net (loss) applicable to common shares
       for basic and diluted earnings per share            $ (4,573,483)       $(11,190,200)
                                                           ============        ============

Denominator
    Weighted-average common shares for basic
       and diluted earnings per share                        29,671,244          26,305,829
                                                           ============        ============
Basic and diluted
  earnings per common share                                $       (.15)       $      (0.43)
                                                           ============        ============

Because the Company reported a net loss during the years ended 2002 and 2001, the calculation of diluted earnings per share does not include convertible securities, options and warrants, as they are antidilutive and would result in a reduction of the net loss per share. If the Company had reported net income, there would have been additional shares as of December 31,2002 and 2001 included in the calculation of diluted earnings per share.

Laidlaw Global Corporation and Subsidiaries

Years ended December 31, 2002 and 2001

NOTE Q - OTHER AND SUBSEQUENT EVENT

In January 2003, the Company issued 2,000,000 shares of its common stock to an individual unrelated to the Company in a private sale for $148,293 ($.074 per share).

In January, 2003, the Company settled the dispute that arose out of the previously non completed funding agreement entered with London Capital Group,Ltd. for a compensation of $70,000, $10,000 of which was received in December, 2002 and the balance of $60,000 in January, 2003.

On February 14, 2003, Phoenix Securities Corp., which was incorporated in Delaware under the General Corporation Law in September, 2001 and was not operational until then, was added as a new subsidiary of the Company. Phoenix Securities Corp specializes in Corporate services including the rendering of fairness opinions, the review of merger and acquisition transactions and the brokering of such transactions for a fee or an equity participation. At this point, Phoenix Securities Corp. provides services not requiring its registration as a Broker-Dealer. In the future, should it decide to enter into businesses requiring such registration, Phoenix will apply for the appropriate registrations, authorizations and licenses. It has recently completed its first assignment by issuing a fairness opinion for a fee in the corporate merger of a publicly traded entity.

On March 4, 2003, the Company moved its offices to a new location in New York City. The move is in conjunction with its cost restructuring efforts.