Form 10QSB
period 2003-03-31
LAIDLAW GLOBAL CORP
filed 2003-05-15
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

                               575 Madison Avenue
                               New York, NY 10022
                    (Address of principal executive offices)

                                 (212) 937-8465
                (Issuer's telephone number, including area code)

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,432,565 shares of common stock as of April 30, 2003.

Transitional Small Business Disclosure Format (check one)

Yes |_| No |X|

                                        TABLE OF CONTENTS

PART I FINANCIAL INFORMATION

ITEM 1.  FINANCIAL STATEMENTS

a)    Consolidated Balance Sheets as of March 31, 2003 and December 31, 2002 ...     3

b)    Consolidated Statements of Operations and Accumulated Deficit
        for the three months ended March 31, 2003 and 2002 .....................     4

c)    Consolidated Statements of Cash Flows for three months ended
        March 31,2003 and 2002 .................................................     5

d)    Notes to Consolidated Financial Statements ...............................   6 to 14

ITEM 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION .............  15 to 21

PART II OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS .....................................................  22 to 26

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K ......................................    27

               a)   EXHIBITS ...................................................    27

               b)   REPORTS ON FORM 8-K ........................................    28

SIGNATURES .....................................................................    29

PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                    As of               As of
                                                                March 31,2003     December 31, 2002
                                                                -------------     -----------------
                                                                 (Unaudited)
                         ASSETS

Current Assets

Cash and cash equivalents                                       $        478        $     28,674
Receivable from clearing broker and other receivables                  1,193              78,077
Notes receivable                                                      99,989             150,000
Deposits                                                               8,600              17,899
Prepaid and other assets                                              59,107              87,131
                                                                ------------        ------------

                                                                $    169,367        $    361,781
                                                                ============        ============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses                           $  3,035,443        $  2,850,284
Commissions and compensation payable                                   2,509               2,509
Capitalized lease obligations                                        386,372             394,643
Other payable                                                        140,000             140,000
                                                                ------------        ------------

                                                                   3,564,324           3,387,436
                                                                ------------        ------------

Commitments and contingencies
Stockholders' equity
Common Stock; $.00001 par value; 50,000,000 shares
    authorized; 40,932,865 and 38,932,865 shares
    issued as of March 31, 2003 and December 31,
    2002, respectively                                                   409                 389
Additional paid - in capital                                      40,139,080          39,990,807
Treasury stock, at cost (5,800,300 shares and
    5,771,400 shares as of March 31, 2003 and
    December 31, 2002, respectively)                              (2,491,365)         (2,491,365)
Accumulated deficit                                              (41,043,081)        (40,525,486)
                                                                ------------        ------------


TOTAL STOCKHOLDERS' DEFICIENCY                                    (3,394,957)         (3,025,655)
                                                                ------------        ------------


TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                    $    169,367        $    361,781
                                                                ============        ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Laidlaw Global Corporation and Subsidiaries

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                        Three months ended
                                                            March 31,
                                                  -----------------------------
                                                       2003             2002
                                                  ------------     ------------
REVENUES
  Gross commissions                               $         --     $    729,495
  Asset management fees                                     --           60,300
  Corporate finance & private placement fees            75,000           79,167
  Investment income & trading profits                       --          432,639
  Other                                                 14,525           53,682
                                                  ------------     ------------

       Total Revenues                                   89,525        1,355,283
                                                  ------------     ------------

EXPENSES
  Salaries and benefits                                185,752          598,496
  Reversal of charge related to variable options            --         (636,036)
  Commissions                                               --          681,417
  Clearing fees                                          6,697          139,879
  Rent and utilities                                   178,451          198,580
  Depreciation and amortization                             --           89,974
  Client-related marketing                               2,880            3,436
  Travel and entertainment                                  --          119,419
  Professional fees                                    116,784          298,117
  Dues and assessments                                   6,436           39,150
  Communications and information systems                30,661          207,198
  Office                                                 3,507           69,391
  Interest                                                  --           30,390
  Loss from asset write offs                                --           35,264
  Charge in connection with share exchange                  --           70,628
  Loss from notes receivable write offs                 60,469               --
  Other                                                 15,483           73,882
                                                  ------------     ------------

      Total Expenses                                   607,120        2,019,185
                                                  ------------     ------------

Loss before taxes                                     (517,595)        (663,902)

  Income Taxes                                              --               --
                                                  ------------     ------------

NET LOSS                                              (517,595)        (663,902)

  Accumulated deficit, beginning of period         (40,525,486)     (35,952,003)
                                                  ------------     ------------

  Accumulated deficit, end of period              $(41,043,081)    $(36,615,905)
                                                  ============     ============

NET LOSS PER SHARE
  Basic and diluted                               $       (.02)    $       (.02)
                                                  ============     ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING

  Basic and diluted                                 34,799,232       27,554,915
                                                  ============     ============

The accompanying notes are an integral part of these consolidated financial statements.

                    Laidlaw Global Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                  (Unaudited)

                                                                    Three months ended March 31,
                                                                        2003           2002 (*)
                                                                    -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                            $  (517,595)    $  (663,902)
Adjustments to reconcile net loss to net
Cash used in operating activities:
Depreciation and amortization                                                --          89,974
Deferred rent                                                            (7,430)         (7,429)
Deferred revenue                                                             --         (99,722)
Reversal of charge related to variable options                               --        (636,036)
Loss from notes receivable write offs                                    60,469              --
Charge in connection with share exchange                                     --          70,628

(Increase) decrease in operating assets:
  Due from clearing brokers and other receivables                        66,426         (28,794)
  Marketable securities owned                                                --         175,303
  Deposit                                                                 9,299              --
  Prepaid and other assets                                               28,024          72,729
Increase (decrease) in operating liabilities
  Marketable securities sold but not yet purchased                           --            (930)
  Accounts payable and accrued expenses                                 192,901        (161,325)
  Commissions and compensation payable                                       --          96,283

                                                                    -----------     -----------

Net cash used in operating activities                                  (167,906)     (1,093,221)

CASH FLOWS FROM INVESTING ACTIVITIES

  Payment for leased equipment                                           (8,583)       (103,865)
                                                                    -----------     -----------

Net cash used in investing activities                                    (8,583)       (103,865)

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                                 --         (72,593)
  Repayment of notes payable                                                 --        (257,058)
  Proceeds from notes receivable                                             --       1,915,000
  Proceeds from issuance of common stock                                148,293              --
                                                                    -----------     -----------

Net cash provided by financing activities                               148,293       1,585,349
                                                                    -----------     -----------

Net increase in cash and cash equivalents                               (28,196)        388,263

Cash and cash equivalents, beginning of year                             28,674       2,220,119
                                                                    -----------     -----------

Cash and cash equivalents, end of year                              $       478     $ 2,608,382
                                                                    ===========     ===========

Supplemental disclosure for cash flow information:

  Cash paid during the period for interest                          $        --     $     2,089

* Reclassified for comparability.

The accompanying notes are an integral part of these consolidated financial statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                              As of March 31, 2003
             And for the three months ended March 31, 2003 and 2002

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Laidlaw Global Corporation (the Company) is a holding company whose directly and indirectly wholly- or majority-owned operating subsidiaries include Laidlaw Holdings, Inc. (Laidlaw Holdings), which was renamed Cardinal Holdings, Inc. (Cardinal Holdings) in March 2003, Laidlaw Global Securities, Inc. (Laidlaw Global Securities), a Laidlaw Holdings wholly-owned registered broker- dealer which ceased operations in November, 2002, and which was dissolved in April, 2003, Westminster Securities Corporation, (Westminster), which the Company sold in June, 2001, H&R Acquisition Corporation (HRAC), an 81%-owned Laidlaw Holdings subsidiary which maintains a 100% interest in Howe & Rusling, Inc., (H&R) which the Company sold in December, 2001, Globeshare Group, Inc., (GGI), formerly Global Electronic Exchange, Inc. a 97%-owned internet-based investment services company established on June 14, 1999 which maintains a 100% interest in Globeshare, Inc. (Globeshare), an internet-based broker-dealer, whose operations were integrated with Laidlaw Global Securities in October, 2001, Laidlaw Pacific
(Asia) Ltd. (LPA), a registered broker-dealer and Investment Advisor with the Hong Kong Securities and Futures Commission, which ceased operations in 2001, Laidlaw International, S.A., (LI) a 99.8% owned broker-dealer based in France, which ceased operations in April, 2002, Laidlaw Properties, Inc., a new subsidiary incorporated in November, 2002 which will commence the Company's investment property business and other real estate ventures, and Phoenix Securities Corp., a newly added subsidiary in February, 2003, is a broker-dealer that specializes in corporate services not requiring broker-dealer registration. The business activities include or included securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide, as well as investment property development and management.

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has a significant accumulated deficit as of March 31, 2003. In addition, the Company continues to incur substantial losses. Accordingly, the Company anticipates that it will require additional sources of funding during 2003 to maintain its operations. The Company is dependent on outside sources of financing and is presently pursuing several alternatives, although no additional financing is imminent. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, an amendment of FASB Statement No. 123." This statement expands the disclosure requirements with respect to stock-based compensation. The transition guidance and annual disclosure provisions of SFAS Bo. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS N0. 148 did not impact the Company's financial condition or results of operations for fiscal 2002. Management is in the process of evaluating the impact of the statement on the Company's financial position and results or operations for fiscal 2003.

NOTE C - NET CAPITAL REQUIREMENTS

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

NOTE D - NOTES PAYABLE AND SUBORDINATED BORROWINGS

There were no outstanding notes payable and borrowings under subordination agreements at March 31, 2003.

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

In May, 2002, the Company borrowed securities worth $1,033,598 from a related party through the issuance of a 4% promissory note due June 30, 2002. Under the terms of the loan agreement, the Lender acknowledges a fixed valuation for the securities and agrees to accept the return of such securities as full repayment of the principal sum due on the Note notwithstanding the market valuation of the securities on the Repayment date. The lender reserves the right to demand the return of the securities in lieu of any other form of repayment. At maturity, this note was extended under the same terms to expire on September 15, 2002. The note was extended twice under the same terms to expire on September 30, 2002 and November 15, 2002. As of September 30, 2002, $1,000,000 of these securities were contributed by the Company as capital to Laidlaw Global Securities. On November 13, 2002, the Company decided to withdraw the membership of Laidlaw Global Securities from the NASD. On November 15, 2002, all the securities borrowed on the note were returned, which constituted full payment of the principal. A 90-day extension of payment for any interest due on the loan has been agreed upon until March 15, 2003, at which time the Lender, given the financial condition of the Company, forgave the unpaid interest balance. As discussed in Note A, the Company is dependent on outside sources of financing and is presently pursuing several alternatives.

In June, 2002, the Company borrowed securities worth $727,788 from a related party through the issuance of a 4% promissory note due September 15, 2002. At maturity, this note was extended twice under the same terms to expire on September 30, 2002 and November 15, 2002.Under the terms of the loan agreement, the Lender acknowledges a fixed valuation for the securities and agrees to accept the return of such securities as full repayment of the principal sum due on the Note notwithstanding the market valuation of the securities on the Repayment date. The lender reserves the right to demand the return of the securities in lieu of any other form of repayment. As of September 30, 2002, the Company had transferred all of these borrowed securities to the Laidlaw Global Securities, Inc. subsidiary as a partial payment of its intercompany liability. On November 13, 2002, the Company decided to withdraw the membership of Laidlaw Global Securities from the NASD. On November 15, 2002, all the securities borrowed on the note were returned, which constituted full payment of the principal. A 90-day extension of payment for any interest due on the loan has been agreed upon until March 15, 2003, at which time the Lender, given the financial condition of the Company, forgave the unpaid interest balance. As discussed in Note A, the Company is dependent on outside sources of financing and is presently pursuing several alternatives.

In August, 2002, Laidlaw Holdings, Inc. borrowed securities worth $731,250 from a shareholder through the issuance of a 4% promissory note due November 1, 2002. At maturity, this note was extended under the same terms to expire on November 15, 2002. Under the terms of the loan agreement, the Lender acknowledges a fixed valuation for the securities and agrees to accept the return of such securities as full repayment of the principal sum due on the Note notwithstanding the market valuation of the securities on the Repayment date. The lender reserves the right to demand the return of the securities in lieu of any other form of repayment. As of September 30, 2002, $697,175 of these securities were contributed by the Company as capital to the Laidlaw Global Securities and $34,075 of these securities were transferred to Laidlaw Global Securities, Inc. as a partial payment of its intercompany liability. On November 13, 2002, the Company decided to withdraw the membership of Laidlaw Global Securities from the NASD. On November 15, 2002, all the securities borrowed on the note were returned, which constituted full payment of the principal. A 90-day extension of payment for any interest due on the loan has been agreed upon until March 15, 2003, at which time the Lender, given the financial condition of the Company, forgave the unpaid interest balance. As discussed in Note A, the Company is dependent on outside sources of financing and is presently pursuing several alternatives.

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

Before this matter could proceed to trial, all remaining defendants reached a settlement agreement with plaintiff. The settlement agreement provided for LGSI to pay the sum of $72,500 over four quarterly installments. However, Laidlaw breached the terms of the settlement agreement resulting in a judgment against the Company in the amount of $1,378,681 (with interest accruing at the rate of 9% per annum from January 21, 2003). Since this judgment is against LGSI only, the Company's counsel believes that plaintiff can enforce this judgment only against LGSI and not against any of the other Laidlaw entities, including the parent entity. Furthermore, it is the opinion of the Company counsel that in the event LGSI has sufficient capital to pay the original settlement amount, plaintiff will accept this sum in full satisfaction of the aforementioned judgment. Of course, there is no guarantee that this will occur. Management has indicated its intent to appeal the judgment in the state of Florida.

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

Additionally, the CMC found that a representative of the Company falsely stated to the public that the Company was interested in holding Elektra shares two days prior to selling such shares. Since the Company never held shares of Elektra, management believes that such statements were misquoted by the Greek press. The subsidiary Laidlaw Global Securities and the Company have been assessed fines and penalties aggregating 1,257,168 Euros (US$1,357,741).

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

Estate of Harold Slote v. Laidlaw Global Securities, Inc. ("LGS"), Drake Capital Securties, Inc. ("Drake"), Gruntal & Co., LLC ("Gruntal") et al.

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

Bergmann v. Laidlaw Global Corp. and Roger Bendelac

Robert Bergmann, Jr., a former customer of Laidlaw Global Securities, has filed a NASD Arbitration against Laidlaw Global Corp. and Roger Bendelac individually, seeking $953,000 in damages based upon allegations that Roger Bendelac failed to sell Mr. Bergmann's shares of Laidlaw's common stock upon the expiration of the restrictive period. Claimant's father obtained shares of the Company in August 1999 upon the conversion of a convertible note issued by Laidlaw Holdings, Inc. At the time the stock was issued, as a conversion from a Laidlaw Holdings, Inc. Convertible Subordinated Note, the common stock carried a one year restriction on the re-sale of the stock pursuant to Rule 144 of the Securities Exchange Act; i.e., the holder had to hold the security for a minimum of one year before selling it. Mr. Bergmann sought to sell the shares in January 2000. However, Claimant alleges that Mr. Bendelac failed to sell Mr. Bergmann's shares and by the summer of 2000, the value of this security dropped substantially. It should be noted that the purchase costs by the Claimant's father in Laidlaw shares at stake in litigation never exceeded $100,000. Further, Mr. Bendelac had become the Chief Executive Officer of the Company and no longer handled the Bergmann account. Claimant is seeking the difference in the value of the stock at the time he instructed Mr. Bendelac to sell the shares, versus the current value of his holdings.

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

Based on this new development, Laidlaw Global Corporation, which is not regulated by the NASD, has decided to inform the NASD that it is not subject to NASD jurisdiction and therefore can no longer be part of these proceedings. To date Claimant has not filed the claim in court or in any other jurisdiction.

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

Laidlaw counsel has interposed an Answer on behalf of LGS but not on behalf of its former broker Fine who is representing himself. The acts complained of by Mr. Thomas occurred while Mr. Fine was employed at Coleman & Co. Stock of Razorfish was purchased for the Thomas account before the account was transferred to LGS. To the extent Fine did recommend speculative investments, and to the extent these investments were unsuitable and did cause Claimant to sustain losses, Laidlaw should not be held liable. In fact, at the time Claimant transferred his account, the value of the account was only $9,000. The Thomas account at LGS never exceeded approximately $20,000 and thus, the exposure to LGS, if any, is quite limited. NASD has appointed an arbitration panel and the matter was scheduled to be heard on April 29 to May 1, 2003. Laidlaw counsel had settlement talks with Claimant's counsel in an effort to resolve this matter. Claimant's counsel has indicated it will accept a settlement of $4,990, Laidlaw's counteroffer to the Claimant's original offer of $5,500. As of May 13. 2003, the settlement agreement is in the process of being finalized.

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

The matter on this case arose out of events that date as far back as June 1997. The issuance of a complaint almost six years later raises both credibility and a possible statute of limitations issue. LGSI Counsel does not feel the matter has any merit and is of the opinion that this matter can be successfully defended. On May 10, 2003, Counsel has filed a response on behalf of LGSI denying all allegations and further denying complainant's claim on the ground that no written contractual agreement has ever existed with the complaining party. LGSI's response has further asserted the failure of the complainant to make a claim within the time frame of both federal and state statutory limitations requirements.

Equilease vs. Globeshare, Inc., Laidlaw Global Corp. et al

Claimant alleges the respondents are liable to them for the amount of $190,000 based on non fulfillment of a lease agreement by the Globeshare, Inc. subsidiary and non fulfillment of guarantee by Laidlaw Global Corp. Laidlaw Global Corp. has proposed a settlement through the issuance of non-voting interest bearing preferred stock with a 3-year maturity and a conversion feature at maturity. Laidlaw is expecting a response from Equilease. The outcome of this litigation could have a significant impact on Laidlaw's prospects to continue operations.

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

Since LGSI no longer exists as a corporate entity, the Company, being the ultimate parent, took upon itself to satisfy this obligation to the NASD. On April 30, 2002, the Company proposed the following payment schedule that would be feasible considering the financial difficulties of the Company: $12,500 paid with the proposal as initial payment and the balance payable in installments of $6,250 each from July 1, 2003 to October 1, 2004. Interest was proposed at the appropriate minimal interest authorized by the Internal Revenue Service (IRS). The NASD communicated their agreement with the Company upon their receipt of the proposal.

American Stock Exchange Listing Matter

On April 10, 2003 the staff of American Stock Exchange (AMEX) confirmed with the management of the Company the intention of AMEX to proceed with the filing of an application with the Securities and Exchange Commission (the "SEC") to strike the Company's common stock from listing and registration on the Exchange. AMEX had earlier advised Laidlaw Global Corporation in April 2002 that Laidlaw was in breach of two continuing listing requirements of the Exchange, namely, its equity was below the required minimum and that it had reported losses two of the previous three years. Laidlaw submitted a business plan to AMEX outlining its strategy to cure the defaults over the next three to four quarters and requested AMEX to maintain the listing as long as Laidlaw continued to meet the goals set out in the business plan. Given the continuing difficult markets, Laidlaw has ascertained that it will be unable to meet the deadline set forth in the business plan to comply with the AMEX listing standards. Moreover, the AMEX has notified Laidlaw in its most recent communication that the Company presently is in breach of additional listing requirements, including its failure to hold a shareholders' meeting in a timely manner. The Company does not agree with all of the issues in the AMEX notification and has the right to appeal the AMEX notification. Laidlaw's Board of Directors reviewed the merits of appealing the notification but has decided that it will not be in compliance with AMEX's listing requirements, given the Company's financial performance in the latest fiscal year. Consequently, Laidlaw filed a notice on April 21, 2003 with the SEC for a voluntary delisting of its shares from the American Exchange. The Company is making all efforts to facilitate the trading of its shares on the OTC Bulletin Board. Laidlaw also is trying to ensure that there is no gap in trading for the Company's shares in its transition from the AMEX.

Securities and Exchange Commission Regulatory Matter

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

We are subject to various legal proceedings. In management's opinion, some of these proceedings in which Laidlaw Global Corporation is involved as a defendant could adversely affect the viability of the Company to continue its existence if not satisfactorily settled or if an adverse decision beyond the ability of the Company to receive financing was to be rendered.

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

Foreign Operations and Major Customers: The Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two periods ended March 31, 2003 and 2002 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $27,500 for the quarter ended March 31, 2002, which approximates 2.32% of external revenue for the period. Additionally, the Company had no significant individual customers (domestic or foreign) as of March 31, 2003, or for each of the periods ended March 31, 2003 and 2002.

The following table sets forth the net revenues of these industry segments of the Company's business.

                                                   Three months ended March 31,
                                                  -----------------------------
                                                      2003             2002
                                                  ------------     ------------
                                                          (Unaudited)
Revenue from external customers
    Asset management                              $         --     $     60,300
    Brokerage                                           75,022        1,277,372
    Corporate and other                                 14,503           17,611
                                                  ------------     ------------

Total external revenue                            $     89,525     $  1,355,283
                                                  ============     ============

Net income (loss)
    Asset management                              $         --     $         --
    Brokerage                                           67,431         (221,694)
    Corporate and other                               (585,026)        (442,208)
                                                  ------------     ------------

Total net (loss)                                  $   (517,595)    $  ( 663,902)
                                                  ============     ============

Total assets
    Brokerage                                           86,252        3,489,898
    Corporate and other                                 83,115        1,320,270
                                                  ------------     ------------

Total assets                                      $    169,367     $  4,810,168
                                                  ============     ============

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

In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure, and amendment of FASB Statement No. 123." This statement expands the disclosure requirements with respect to stock-based compensation. The transition guidance and annual disclosure provisions of SFAS No. 148 are effective for fiscal years ending after December 15, 2002. The adoption of SFAS No. 148 did not impact the Company's financial condition or results of operations for fiscal 2002. Management is in the process of evaluating the impact of the statement on the Company's financial position and results or operations for fiscal 2003.

The following table illustrates the effect on net income and earnings per share if the fair value based method had been applied to all outstanding and unvested awards in each period.

                                                            Three Months Ended March 31
                                                            --------------------------
                                                                2003            2002
                                                            -----------     ----------
Net loss, as reported                                       $( 517,595)     $( 663,902)

Add: Stock-based employee compensation
  expense included in  reported
  net loss, net of related tax effects                                         636,036

Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                                 (  49,880)      ( 333,897)
                                                            -----------     ----------

Pro forma net loss                                          $( 567,475)     $( 361,763)
                                                            ===========     ==========

Loss per share:
     Basic - as reported                                    $    (0.02)     $    (0.02)
                                                            ==========      ==========

     Basic - pro forma                                      $    (0.02)     $    (0.01)
                                                            ==========      ==========

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

                                                    Three Months ended March 31,
                                                    ----------------------------
                                                        2003           2002
                                                    ------------   ------------
                                                            (Unaudited)
Numerator
  Net loss applicable to common shares for basic
      and diluted earnings per share                $   (517,595)  $   (663,902)
                                                    ------------   ------------

Denominator
    Weighted-average common shares for basic
       and diluted earnings per share                 34,799,232     27,554,915
                                                    ------------   ------------
Earnings (loss) per common share
    Basic and diluted                               $       (.02)  $       (.02)
                                                    ============   ============

All outstanding warrants and options were excluded from the computation of the diluted earnings per share because the Company incurred losses for the three months period ended March 31, 2003 and 2002 and the effect would have been antidilutive.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

Overview

Laidlaw Global Corporation is a financial services firm that operated in two business segments: brokerage, which includes investment banking and sales and trading, and asset management. Going forward the company intends to have two wholly owned subsidiaries: (1) Phoenix Securities Corp.; and (2) Laidlaw Properties, Inc. ("Laidlaw Properties").

1) Phoenix Securities Corp. offers a range of innovative investment strategies, and financial services. Phoenix Securities Corp. provides its clients with an opportunity to extend their investment offerings to key international markets. Once appropriately licensed and registered, it will assist international companies who require access to the U.S. capital markets. Laidlaw has years of experience in building strategic alliances and investment relationships, as well as advising on mergers and acquisitions and related financing opportunities. Until it has completed the process of registration and obtained the necessary licenses, the newly formed subsidiary of Laidlaw is limiting itself to investment banking services that do not require a registration as a broker-dealer. It has recently completed its first assignment by issuing a fairness opinion for a fee in the corporate merger of a publicly traded entity.

2) Laidlaw Properties, Inc. aims to establish itself as a leading niche player in the global property market. Given the size of Laidlaw and the flat structure of the business model, the two divisions will be interdependent on each other and will share their respective skill pools.

Asset management activities included raising and investing capital and providing financial advice to companies and individuals throughout the United States of America and overseas. Through this group, Laidlaw provided client advisory services.

Brokerage activities included underwriting public offerings of securities, arranging private placements and providing client advisory services, trading, conducting research on, originating and distributing equity and fixed income securities on a commission basis and for their own proprietary trading accounts.

Laidlaw has operated through a number of separate entities owned directly by Laidlaw Global Corporation or through its wholly owned subsidiary, Laidlaw Holdings, Inc., which was renamed Cardinal Holdings, Inc. in March 2003. Laidlaw Global Securities, Inc. provided brokerage services and is wholly owned by Laidlaw Holdings, Inc. Howe & Rusling, Inc. provided management services of financial assets and was owned by H&R Acquisition Corp., 81% of whose stock was owned by Laidlaw Holdings, Inc. The interest in H&R Acquisition Corp. was sold on December 26, 2001 pursuant to a Stock Purchase Agreement dated December 21, 2001. Westminster Securities Corporation, a NYSE member firm acquired by Laidlaw on July 1, 1999 also provided general brokerage services. Westminster Securities Corporation was sold on June 12, 2001. The sale of Westminster Securities Corporation was completed pursuant to the Amended and Restated Stock Purchase Agreement dated June 7, 2001. The Agreement stipulated that the transactions shall be treated solely for tax and financial reporting purposes as having an effective date of May 31, 2001. Another subsidiary, Globeshare Group, Inc. (formerly Global Electronic Exchange, Inc.), was a holding company that owned 100% of Globeshare, Inc., an online broker-dealer. Globeshare, Inc. filed for withdrawal of its registration as a broker/dealer with the NASD on November 20, 2001. The operations and customer accounts of the on-line broker were transferred to Laidlaw Global Securities on October 5, 2001 after duly informing the customers. A broker/dealer subsidiary called Laidlaw International, S.A., located in France, was granted the license to operate as a broker/dealer by Banque de France in April 2001. A new subsidiary Laidlaw Properties, Inc., which was incorporated in the state of Delaware under the General Corporation Law, will undertake the Company's investment property business and other real estate ventures. Another subsidiary, Phoenix Securities Corp., which was incorporated in Delaware under the General Corporation Law in September, 2001 and was not operational until recently, specializes in Corporate services including the rendering of fairness opinions, the review of merger and acquisition transactions and the brokering of such transactions for a fee or an equity participation. At this point, Phoenix Securities Corp. provides services not requiring its registration as a Broker-Dealer. In the future, should it decide to enter into businesses requiring such registration, Phoenix will apply for the appropriate registrations, authorizations and licenses.

Numerous changes in the operation of the businesses of Laidlaw Global Corporation occurred during fiscal years 2003 and 2002. After September 11, 2001, the European market, an essential part of the business generated by the French subsidiary, Laidlaw International, deteriorated and did not recover as promptly as the U.S. markets. In early February, 2002, the French Commission Bancaire demanded a capital increase of 2 million Euros in order to maintain the French subsidiary in Compliance with French Net Capital Regulations. Laidlaw Global Corporation had to make a hard decision since it could not support its European operations while keeping adequate capital for the U.S. operations. With a very short deadline imposed by the French regulatory authority, Laidlaw Global Corporation determined not to provide the additional capital and this resulted in the nomination of an Administrator for Laidlaw International by the Commission Bancaire. Effective April 11, 2002, the French Administrator committed to a process of liquidation. Accordingly, the Company recognized a loss as of December 31, 2001 from the write off of all its investment in the French subsidiary amounting to $634,562. In March 2002, the Company incurred an additional expense of $35,264 in connection with the final settlement in closing the operations of the French subsidiary as required by the French Administrator. With the difficult market conditions that prevailed starting the second half of fiscal 2000, Laidlaw Global Securities, Inc. ("LGSI") experienced continued losses and erosion of its capital despite management's persistent efforts to cut costs and find new avenues for revenue generation. In the last quarter of fiscal 2002, the Company's management deemed LGSI was no longer a viable operation to maintain. On or about November 19, 2002, LGSI filed with the Securities and Exchange Commission a Uniform Request Withdrawal from Broker-Dealer Registration effective November 13, 2002. LGSI also filed a Notice of Withdrawal as an Investment Advisor. In conjunction with this. LGSI sold its list of client accounts to Kuhns Brothers Securities for a cash consideration of $75,000. A negative consent transfer letter was sent to all clients of LGSI. With the cessation of operations of LGSI, Laidlaw terminated most of its employees and retained only key personnel required to close the affairs of said broker-dealer subsidiary and maintain the downsized operations of the Company. An asset write down in the amount of $333,042 was required to adjust the investment of LGSI and the Company in computer hardware and software, furniture, and leasehold improvements. Since LGSI was no longer engaged in broker-dealer activities, LGSI filed a Certificate of Dissolution with the state of Delaware on April 2, 2003.

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

Laidlaw's securities business, particularly its involvement in primary and secondary markets in domestic and overseas markets was subject to substantial positive and negative fluctuations caused by a variety of factors that cannot be predicted with great certainty. These factors include variations in the fair value of securities and other financial products and the volatility and liquidity of global trading markets. Fluctuations also occurred due to the level of market activity, which, among other things, affected the flow of investment dollars into bonds and equities, and the size, number and timing of transactions or client assignments.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of March 31, 2003, the Company did not have any derivatives, non fixed-interest debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk.

CONTROLS AND PROCEDURES

Disclosure Controls and Procedures

The Chief Executive Officer (CEO) and Chief Financial Officer (CFO) has evaluated the Company's disclosure controls and procedures, as defined in the rules of the SEC, within 90 days of the filing of the date of this report and has determined that such controls and procedures were effective in ensuring that material information relating to the Company and its consolidated subsidiaries was made known to them during the period covered by this report.

Internal Controls

The CEO and CFO is primarily responsible for the accuracy of the financial information that is presented in this report. To meet their responsibility for financial reporting, he has established internal controls and procedures which he believes are adequate to provide reasonable assurance that the Company's assets are protected from loss. These internal controls are reviewed by the independent accountants to support their audit work. In addition, our Audit Committee, which is composed entirely of outside directors, meets regularly with management and the independent accountants to review accounting, auditing and financial matters. This Committee and the independent accountants have free access to each other, with or without management being present.

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

On March 26, 2003. the Board of Directors of Laidlaw Holdings, Inc. approved the dissolution of its wholly-owned subsidiary Laidlaw Global Securities, Inc. which was no longer engaged in broker-dealer activities. On the same date the Board of Directors of Laidlaw Global Securities, Inc. concurred with the resolution of the parent company. Accordingly, a Certificate of Dissolution was filed by Laidlaw Global Securities, Inc. with the state of Delaware on April 2, 2003.

On March 31, 2003, Laidlaw Holdings, Inc. filed an amendment of its Certificate of Incorporation with the state of Delaware for a change of corporate name to Cardinal Holdings, Inc. This amendment was approved by the Secretary of State of Delaware on April 3, 2003 and made effective retroactive to the filing date.

On April 8, 2003, the Company issued 300,000 shares of its common stock to an entity unrelated to the Company in a private sale for $24,000 ($.08 per share). This is in accordance with a Subscription Agreement dated January 14, 2003.

On April 10, 2003 the staff of American Stock Exchange (AMEX) confirmed with the management of the Company the intention of AMEX to proceed with the filing of an application with the Securities and Exchange Commission (the "SEC") to strike the Company's common stock from listing and registration on the Exchange. AMEX had earlier advised Laidlaw Global Corporation in April 2002 that Laidlaw was in breach of two continuing listing requirements of the Exchange, namely, its equity was below the required minimum and that it had reported losses for two of the previous three years. Laidlaw submitted a business plan to AMEX outlining its strategy to cure the defaults over the next three to four quarters and requested AMEX to maintain the listing as long as Laidlaw continued to meet the goals set out in the business plan. Given the continuing difficult markets, Laidlaw has ascertained that it will be unable to meet the deadline set forth in the business plan to comply with the AMEX listing standards. Moreover, the AMEX has notified Laidlaw in its most recent communication that the Company presently is in breach of additional listing requirements, including its failure to hold a shareholders' meeting in a timely manner. The Company does not agree with all of the issues in the AMEX notification and has the right to appeal the AMEX notification. Laidlaw's Board of Directors reviewed the merits of appealing the notification but has decided that it will not be in compliance with AMEX's listing requirements, given the Company's financial performance in the latest fiscal year. Consequently, Laidlaw filed a notice on April 21, 2003 with the SEC for a voluntary delisting of its shares from the American Exchange. The Company is making all efforts to facilitate the trading of its shares on the OTC Bulletin Board. Laidlaw also is trying to ensure that there is no gap in trading for the Company's shares in its transition from the AMEX.

On April 19, 2003, Westminster Securities Corporation ("Westminster Securities") failed to meet its obligation on a note payable to the Company of $165,000, consisting of $150,000 principal and $15,000 interest. After several communications with an officer of Westminster Securities who represented that Westminster Securities needed time to gather the necessary funds to meet its obligation, the president of Westminster Securities informed the Company on April 22, 2003 that the funds were available but they intended to obtain a reduction in the amount due based on alleged breaches in a service agreement between Westminster Securities and the Company. The Company acknowledges that it had a service agreement with Westminster Securities, and that Westminster Securities paid for the services rendered and already negotiated reductions to the amounts due on a contemporaneous basis when it did not agree with the charges. After further discussions with the Company's legal counsel and negotiations with Westminster Securities, the Company agreed with Westminster Securities for a settlement of $99,989 on April 28, 2003, whereby the Company issued a general release to Westminster Securities in consideration of $99,999 and Westminster Securities issued a general release to the Company in consideration of $10. The settlement was received by the Company on April 29, 2003.

Global Economic and Market Developments in the Quarter Ended March 31, 2003

The difficult global market and economic conditions that existed during fiscal 2002 continued in the first quarter of fiscal 2003. Most global economies continued to experience higher levels of unemployment and lower levels of industrial production. Uncertainty surrounding greater geopolitical tensions and persistent terrorist threats also made investors become increasingly risk-averse. It is currently unpredictable when these market and economic conditions will improve.

In Europe, economic growth was generally stagnant, with the level of business and consumer confidence feeling the impact of difficult conditions existing in the global economy. The levels of employment and industrial production decreased further in the first quarter of fiscal 2003 as compared to the levels in December 2002. European Union figures released during the first week of March, 2003 showed unemployment in the 12 countries using the euro - and where the European Central Bank ("ECB") sets monetary policy - reaching its highest level in almost two years as it rose to 8.6% in January 2003 from 8.5% in December 2002. Fears about job security have helped push consumer confidence in the 12 countries using the euro to a five-year low, making it less likely consumer spending will spur recovery. These economic data convinced the ECB that uncertainties about future developments seemed to have increased further during the first few months of fiscal 2003 and the economy needed a stimulus. As a result, the ECB lowered the minimum bid rate on the main refinancing operations on March 6, 2003 to 2.50% from 2.75%, where it had stood since a half-point cut on December 5, 2002. The ECB has left the interest rate unchanged in April 2003, waiting to see what effect the war in Iraq will have on Europe's sluggish economy before deciding on another growth-spurring rate cut.

In the U.S., market and economic conditions remained difficult during the first quarter of fiscal 2003, primarily due to a relatively high unemployment rate which averaged 5.8% during the quarter and rose back up to 6% in April, matching its highest level in nine years. A sharp rise in energy prices put further downward pressure on corporate profits. Consumer spending was also weaker, reflecting a significant decline in consumer confidence for the quarter. Businesses continued to slash investment spending in response to weakening demand and declining profits. These conditions, as well as the reduction in the level of overall global economic activity, contributed to the declines experienced by U.S. equity markets. In addition, investor confidence weakened due to continuing concerns on the possible risks from global political events and terrorism and increased concerns regarding the resilience of the U.S. economy and financial markets. Against that backdrop and with monetary policy having been eased substantially, the Federal Open Market Committee (FOMC) decided not to make any further rate cutbacks and leave the federal funds rate unchanged at 1.25 percent during the first quarter of fiscal 2003. The FOMC believed that the already low interest would motivate consumers to keep spending and businesses to invest, forces that would eventually bolster economic growth. During its subsequent meeting on May 6, 2003, the FOMC decided to leave the interest rates unchanged. The Committee believes that, since the ebbing of geopolitical tensions has rolled back oil process, bolstered consumer confidence and strengthened debt and equity markets, these developments should foster an improving economic climate over time.

These uncertain and turbulent market and economic environments adversely affected the results of operations of the Company for the first quarter of fiscal 2003. The only revenue recognized by the Company was from its newly added subsidiary Phoenix Securities Corp. which completed in the first quarter its first assignment by issuing a fairness opinion for a fee in the corporate merger of a publicly traded entity.

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

Results of Operations for the Three Months Ended March 31, 2003 and 2002

Laidlaw posted a loss of $517,595 for the first quarter of 2003, compared to the net loss of $663,902 for the first quarter of 2002. While there was a decrease in the net loss, losses continue due to the adverse economic conditions experienced both domestically and internationally that persisted in the first quarter of 2003. Laidlaw is in the process of rebuilding its revenue base through the operations of its two new subsidiaries, Phoenix Securities Corp. and Laidlaw Properties Inc. The only revenue recognized for the first quarter of fiscal 2003 is the fee earned by Phoenix Securities Corp. on a fairness opinion assignment.

Basic and diluted loss per common share was $.02 in both quarters ended March 31, 2003 and March 31, 2002.

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

Laidlaw's income for fiscal 2002 was derived from its operation in two principal segments of the financial services industry, namely asset management and brokerage activities. Income from those activities is summarized as follows.

Brokerage commission revenues which represent 54% of total revenues for the first quarter of the fiscal year 2002 are geographically categorized as follows:

For the quarter ended March 31, 2002, LGSI generated revenues of $146,802 from its activities on behalf of foreign and U.S. institutional customers in foreign markets and $582,693 from its activities in the U.S. markets. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals.

Asset Management fees from LGSI amount to $60,300 for the quarter ended March 31, 2002, which represents 4% of the Company's revenue. Corporate finance fees of Phoenix Securities Corp. for the quarter ended March 31, 2003 amount to $75,000 which represents 97% of the Company's revenue. Corporate finance fees of LGSI for the quarter ended March 31, 2002 amount to $79,167, which represents 6% of the Company's revenue. Trading profit of LGSI amount to $432,639 for the quarter ended March 31, 2002, which represents 32% of the Company's revenue. Other revenue, which consists principally of interest income and rebates on securities trades, as well as expense reversals and concessions in 2003, amount to $14,525 and $53,682 for the quarters ended March 31, 2003 and 2002, respectively, which represent 16% and 4% of the Company's revenue for the respective periods.

Salaries and other employee costs for the quarter ended March 31, 2003 decreased to $185,752 from $598,496 for the quarter ended March 31, 2002. The decrease in this expense primarily relates to the cessation of the operations of LGSI.

The Company recorded a credit of $636,036 for the quarter ended March 31, 2002 related to stock options subject to variable pricing with a corresponding decrease to additional paid-in capital.

There was no commissions expense for the quarter ended March 31, 2003. Commissions expense amounted to $681,417for the quarter ended March 31, 2002. The decrease is attributable to the cessation of operations of LGSI.

Clearing expenses for the quarter ended March 31, 2003 decreased to $6,697 from $139,879 for the quarter ended March 31, 2002. Clearing expenses, which primarily consist of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the decrease related to the cessation of operations of LGSI. The minimal clearing fees incurred during the quarter ended March 31, 2003 were the charges by the clearing broker in closing the accounts of LGSI.

Rent and utility expenses for the quarter ended March 31, 2003 decreased minimally to $178,451 from $198,580 for the quarter ended March 31, 2002. Rent and utility expenses include cost of leasing office space and space with our Internet service provider. Although the Company moved to a new location on March 4, 2003, the reduction in rent did not immediately impact the results of operations for the first quarter of fiscal 2003 because the sublease payments received in January and February 2003 were substantially reduced compared to the sublease payments received in the first quarter of fiscal 2002. In addition, the Company recognized certain real estate tax adjustments in the first quarter of fiscal 2003.

There were no depreciation and amortization expenses for the quarter ended March 31, 2003. Depreciation and amortization expenses for the quarter ended March 31, 2002 amounted to $89,974 for the quarter ended March 31, 2002. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, decreased primarily due to the asset write down recorded in 2002 to adjust LGSI's and the Company's investment in computer hardware and customized application software to their net realizable value.

Travel and entertainment expenses for the quarter ended March 31, 2003 decreased to $2,880 from $122,855 the quarter ended March 31, 2002. The decrease in travel and entertainment expenses are attributed to the cessation of operations of LGSI and the cost-cutting efforts of management.

Professional fees for the quarter ended March 31, 2003 decreased to $116,784 from $298,117 for the quarter ended March 31, 2002. The decrease in accounting fees and legal fees resulted from the cost-cutting efforts of management and from the cessation of operations of LGSI.

Dues and assessments for the quarter ended March 31, 2003 decreased to $6,436 from $39,150 for the quarter ended March 31, 2002. The decrease resulted from the cessation of the operations of LGSI.

Communications and information systems expenses for the quarter ended March 31, 2003 decreased to $30,661 from $207,198 for the quarter ended March 31, 2002. Communications and information systems expenses, which include telephone, quotes and other information costs, decreased due to the reduction of services related to the cessation of operations of LGSI in November 2002.

There was no interest expense for the quarter ended March 31, 2003. Interest expense amounted to $30,390 for the quarter ended March 31, 2002. The decrease in interest expense resulted from the settlement of borrowings by the Company in 2002.

In March 2003, the Company recognized a loss on the write down of notes and interest receivable from Westminster Securities Corp. Of the note receivable amounting to $150,000 and interest receivable amounting to $10,458, only $99,989 was collected in the final settlement received on April 29, 2003. Accordingly, $60,469 of the total receivable was written off. Interest on the note for the period January 1 to April 19, 2003 amounting to $4,542 was no longer effected in the results of operations, considering the outcome of the settlement.

In March 2002, the Company incurred an additional expense of $35,264 in connection with the final settlement in closing the operations of the French subsidiary as required by the French Administrator.

A charge of $70,628 was recognized in the quarter ended March 31, 2002 pertinent to the exchange of the shares Globeshare Group, Inc. for shares of Laidlaw.

All other expenses for the quarter ended March 31, 2003 decreased to $18,990 from $143,273 for the quarter ended March 31, 2002. These expenses consist, among other things, of office supplies, insurance, and other miscellaneous expenses. The decrease in these expenses resulted from the reduced cost of operations resulting from the cessation of operations of LGSI in November 2002.

Liquidity and Capital Resources

The Company has incurred continuing net losses from fiscal year December 31, 2002 through the first quarter of fiscal 2003. As a result, the Company has continued to experience net cash outflows from operations. The Company is in the process of receiving and evaluating various investment proposals related to Laidlaw. If an understanding with a third party cannot be reached, the Company will have to consider all alternatives including the potential termination of operations or sale of all its remaining assets.

If the cash flow problems continue and we are unable to obtain financing from the sale of our equity and/or debt securities, the ability of the Company to implement its strategic plan and continue the current levels of its operations will be impaired.

Laidlaw has developed a business plan to rebuild its operations and attempt to establish its return to profitability. The plan aims to maximize long-term shareholder value through the mutual development of its leading investment banking operations and the continued expansion of its property interests. The revenue model is balanced between the less predictable cash flow characteristics of the merchant banking operations with the more predictable pattern generated by Laidlaw Properties. The merchant banking operations will source their revenue from conventional retainers and fees, fund raising and the equity participation carried into their client companies. Smoothing this revenue stream out will be the associated fees earned from the Investment Management operations. Laidlaw Properties will benefit from the sale of developed sites and rental income earned from property on its books. Management has defined clear strategic and financial objectives. However, one has to be fully aware that there is no guarantee of success.

                            Phoenix Securities Corp.

1. Attempt to undertake about four transactions a year with an ability to raise from $5 million to $25 million for each client company.

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

2. Evaluate for the purpose of completion the acquisition of 50 single family homes at "The Reserve at Town Center", in Orlando, Florida, and commence vacation ownership sales.

3. Evaluate for the purpose of opening the Sun Vacation Club Vacation Ownership sales and marketing operations with on-site and off-site sales offices, and implement an efficient management organization and related systems on a worldwide basis.

4. Study the potential of developing `Laidlaw Swiss Commercial Property'

5. Study the potential of developing Laidlaw Properties United States commercial property portfolio

6. Study the potential of developing Laidlaw Properties United Kingdom commercial property portfolio in a Joint Venture with a major International Real Estate development Company.

Laidlaw Properties is currently reviewing certain acquisitions for projects that have already been built, on very favorable terms that can be sold immediately as timeshares, without the risks or delays associated with construction and development. The property division will also act as a fee based real estate manager and as an advisor to developers and institutional investors, as a real estate broker of commercial properties and Hotel Properties and as a General Partner in real estate syndication transactions of commercial properties such as office buildings industrial properties or shopping centres. The company anticipates earning fees and commissions during the current financial year to generate a positive cash flow in the real estate division while at the same time expanding the company's real estate portfolio of owned and managed properties.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

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

Before this matter could proceed to trial, all remaining defendants reached a settlement agreement with plaintiff. The settlement agreement provided for LGSI to pay the sum of $72,500 over four quarterly installments. However, Laidlaw breached the terms of the settlement agreement resulting in a judgment against the Company in the amount of $1,378,681 (with interest accruing at the rate of 9% per annum from January 21, 2003). Since this judgment is against LGSI only, the Company's counsel believes that plaintiff can enforce this judgment only against LGSI and not against any of the other Laidlaw entities, including the parent entity. Furthermore, it is the opinion of the Company counsel that in the event LGSI has sufficient capital to pay the original settlement amount, plaintiff will accept this sum in full satisfaction of the aforementioned judgment. Of course, there is no guarantee that this will occur. Management has indicated its intent to appeal the judgment in the state of Florida.

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

Additionally, the CMC found that a representative of the Company falsely stated to the public that the Company was interested in holding Elektra shares two days prior to selling such shares. Since the Company never held shares of Elektra, management believes that such statements were misquoted by the Greek press. The subsidiary Laidlaw Global Securities and the Company have been assessed fines and penalties aggregating 1,257,168 Euros (US$1,357,741).

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

Estate of Harold Slote v. Laidlaw Global Securities, Inc. ("LGS"), Drake Capital Securties, Inc. ("Drake"), Gruntal & Co., LLC ("Gruntal") et al.

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

Based on this new development, Laidlaw Global Corporation, which is not regulated by the NASD, has decided to inform the NASD that it is not subject to NASD jurisdiction and therefore can no longer be part of these proceedings. To date Claimant has not filed the claim in court or in any other jurisdiction.

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

Laidlaw counsel has interposed an Answer on behalf of LGS but not on behalf of its former broker Fine who is representing himself. The acts complained of by Mr. Thomas occurred while Mr. Fine was employed at Coleman & Co. Stock of Razorfish was purchased for the Thomas account before the account was transferred to LGS. To the extent Fine did recommend speculative investments, and to the extent these investments were unsuitable and did cause Claimant to sustain losses, Laidlaw should not be held liable. In fact, at the time Claimant transferred his account, the value of the account was only $9,000. The Thomas account at LGS never exceeded approximately $20,000 and thus, the exposure to LGS, if any, is quite limited. NASD has appointed an arbitration panel and the matter was scheduled to be heard on April 29 to May 1, 2003. Laidlaw counsel had settlement talks with Claimant's counsel in an effort to resolve this matter. Claimant's counsel has indicated it will accept a settlement of $4,990, Laidlaw's counteroffer to Claimant's original offer of $5,500. As of May 13, 2003, the settlement agreement is in the process of being finalized.

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

The matter on this case arose out of events that date as far back as June 1997. The issuance of a complaint almost six years later raises both credibility and a possible statute of limitations issue. LGSI Counsel does not feel the matter has any merit and is of the opinion that this matter can be successfully defended. On May 10, 2003, Counsel has filed a response on behalf of LGSI denying all allegations and further denying complainant's claim on the ground that no written contractual agreement has ever existed with the complaining party. LGSI's response has further asserted the failure of the complainant to make a claim within the time frame of both federal and state statutory limitations requirements.

Equilease vs. Globeshare, Inc., Laidlaw Global Corp. et al

Claimant alleges the respondents are liable to them for the amount of $190,000 based on non fulfillment of a lease agreement by the Globeshare, Inc. subsidiary and non fulfillment of guarantee by Laidlaw Global Corp. Laidlaw Global Corp. has proposed a settlement through the issuance of non-voting interest bearing preferred stock with a 3-year maturity and a conversion feature at maturity. Laidlaw is expecting a response from Equilease. The outcome of this litigation could have a significant impact on Laidlaw's prospects to continue operations.

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

Since LGSI no longer exists as a corporate entity, the Company, being the ultimate parent, took upon itself to satisfy this obligation to the NASD. On April 30, 2002, the Company proposed the following payment schedule that would be feasible considering the financial difficulties of the Company: $12,500 paid with the proposal as initial payment and the balance payable in installments of $6,250 each from July 1, 2003 to October 1, 2004. Interest was proposed at the appropriate minimal interest authorized by the Internal Revenue Service (IRS). The NASD communicated their agreement with the Company upon their receipt of the proposal.

American Stock Exchange Listing Matter

On April 10, 2003 the staff of American Stock Exchange (AMEX) confirmed with the management of the Company the intention of AMEX to proceed with the filing of an application with the Securities and Exchange Commission (the "SEC") to strike the Company's common stock from listing and registration on the Exchange. AMEX had earlier advised Laidlaw Global Corporation in April 2002 that Laidlaw was in breach of two continuing listing requirements of the Exchange, namely, its equity was below the required minimum and that it had reported losses two of the previous three years. Laidlaw submitted a business plan to AMEX outlining its strategy to cure the defaults over the next three to four quarters and requested AMEX to maintain the listing as long as Laidlaw continued to meet the goals set out in the business plan. Given the continuing difficult markets, Laidlaw has ascertained that it will be unable to meet the deadline set forth in the business plan to comply with the AMEX listing standards. Moreover, the AMEX has notified Laidlaw in its most recent communication that the Company presently is in breach of additional listing requirements, including its failure to hold a shareholders' meeting in a timely manner. The Company does not agree with all of the issues in the AMEX notification and has the right to appeal the AMEX notification. Laidlaw's Board of Directors reviewed the merits of appealing the notification but has decided that it will not be in compliance with AMEX's listing requirements, given the Company's financial performance in the latest fiscal year. Consequently, Laidlaw filed a notice on April 21, 2003 with the SEC for a voluntary delisting of its shares from the American Exchange. The Company is making all efforts to facilitate the trading of its shares on the OTC Bulletin Board. Laidlaw also is trying to ensure that there is no gap in trading for the Company's shares in its transition from the AMEX.

Securities and Exchange Commission Regulatory Matter

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

We are subject to various legal proceedings. In management's opinion, some of these proceedings in which Laidlaw Global Corporation is involved as a defendant could adversely affect the viability of the Company to continue its existence if not satisfactorily settled or if an adverse decision beyond the ability of the Company to receive financing was to be rendered.

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

23.3        Consent of Independent Auditor (7)

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

(7) Such document is incorporated by reference to Laidlaw's Annual Report on Form 10-KSB filed on April 16, 2003.

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

On November 8, 2002, Laidlaw filed a Current Report on Form 8-K announcing its decision to dismiss Eisner LLP as its independent accountant for fiscal year ended December 31, 2002 and engage Weinick Sanders Leventhal & Co., LLP. Laidlaw's decision is in line with management's overall efforts to reduce operating expenses. As required by Item 304 (a) (3) of Regulation S-B, Laidlaw furnished Eisner with the disclosure contained in this Item 4 and Eisner furnished Laidlaw with a letter addressed to the Securities and Exchange Commission stating that it has no basis to agree or disagree with the statements made in paragraph 1 of Item 4 regarding Laidlaw engaging Weinick Sanders Leventhal & Co., LLP or Laidlaw's reason to replace them. A copy of the letter was filed as an exhibit to a Form 8-K/A. The Report also announced the resignations of the following directors: Messers Jean-Marc Beaujolin and Carlos
P. Campbell as of September 20 and 24, 2002, respectively, and Messrs. Jack Takacs and Michael K. McCraw as of November 5, 2002. No new directors had been appointed or elected to the Board.

On November 27, 2002, Laidlaw filed a Current Report on Form 8-K announcing the filing with the Securities and Exchange Commission a Request Withdrawal from Broker-Dealer Registration by Laidlaw Global Securities, Inc. ("LGSI"), Laidlaw Holdings Inc.'s wholly-owned, registered broker-dealer subsidiary. LGSI sold its list of clients to Kuhns Brothers Securities Corporation for a cash consideration of $75,000 and also filed a Notice of Withdrawal as an Investment Adviser, The Report also announced that Stanley Ira Birnbaum, attorney at law, was elected to the Board of Directors of Laidlaw.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed by the undersigned thereunto duly authorized.

                           LAIDLAW GLOBAL CORPORATION

May 15, 2003                                   By: /s/ Roger Bendelac
                                                 --------------------------
                                                 Roger Bendelac,
                                                 Chief Executive Officer