Form 10QSB
period 2003-06-30
LAIDLAW GLOBAL CORP
filed 2003-08-14
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2003

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

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 35,732,405 shares of common stock as of July 31, 2003.

Transitional Small Business Disclosure Format (check one)

Yes |_| No |X|

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

a)  Consolidated Balance Sheets as of June 30, 2003 and
      December 31, 2002 ..............................................   3

b)  Consolidated Statements of Operations and Accumulated Deficit
      for the three and six months ended June 30, 2003 and 2002 ......   4

c)  Consolidated Statements of Cash Flows for the three and
      six months ended June 30, 2003 and 2002 ........................   5

d)  Notes to Consolidated Financial Statements .......................   6 to 18

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION ....  18 to 28

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS ............................................  28 to 34

ITEM 5. OTHER INFORMATION
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

           a) EXHIBITS ...............................................  34 to 35

           b) REPORTS ON FORM 8-K ....................................  35

SIGNATURES ...........................................................  36

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                             As of               As of
                                                                         June 30, 2003     December 31, 2002
                                                                         -------------     -----------------
                                                                           (Unaudited)
                               ASSETS
Cash and cash equivalents                                                 $      4,144       $     28,674
Receivable from clearing broker and other receivables                            1,193             78,077
Notes receivable                                                                    --            150,000
Deposits                                                                         8,600             17,899
Prepaid expenses and other current assets                                       40,363             87,131
                                                                          ------------       ------------

                                                                          $     54,300       $    361,781
                                                                          ============       ============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Accounts payable and accrued expenses                                        2,955,292          2,850,284
Commissions and compensation payable                                                --              2,509
Capitalized lease obligations                                                  386,372            394,643
Other payable                                                                  140,000            140,000
                                                                          ------------       ------------

                                                                             3,481,664          3,387,436
                                                                          ------------       ------------

Commitments and contingencies
Stockholders' equity
Common Stock; $.00001 par value; 50,000,000 shares
    authorized of the Company; 41,532,705 and 38,932,865 shares issued by the Company as of June 30, 2003 and December 31, 2002,
    respectively                                                                   415                389
Additional paid - in capital                                                40,176,403         39,990,807
Treasury stock, at cost - 5,800,300 shares                                  (2,491,365)        (2,491,365)

Accumulated deficit                                                        (41,112,817)       (40,525,486)
                                                                          ------------       ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                              (3,427,364)        (3,025,655)
                                                                          ------------       ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                              $     54,300       $    361,781
                                                                          ============       ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

          CONSOLIDATED STATEMENTS OF OPERATIONS AND ACCUMULATED DEFICIT
                                   (Unaudited)

                                                                  Three months ended                      Six months ended
                                                                       June 30,                                June 30,
                                                           --------------------------------        --------------------------------
                                                               2003                2002                2003                 2002
                                                           ------------        ------------        ------------        ------------
REVENUES
  Gross commissions                                        $         --        $    519,261        $         --        $  1,895,337
  Asset management fees                                              --              59,405                  --             119,705
  Corporate finance & private placement fees                         --              14,722              75,000              93,889
  Investment trading profits (losses)                                --            (544,067)                 --            (758,009)
  Other                                                         201,076              35,569             215,601              89,251
                                                           ------------        ------------        ------------        ------------

       Total Revenue                                            201,076              84,890             290,601           1,440,173
                                                           ------------        ------------        ------------        ------------

EXPENSES
  Salaries and benefits                                         146,301             527,697             332,053           1,126,193
  Charge (reversal of charge) related to variable options            --              35 121                  --            (600,915)
  Commissions                                                        --             249,315                  --             930,732
  Clearing fees                                                      --              62,371               6,697             202,250
  Rent and utilities                                              7,612             150,776             186,063             349,356
  Depreciation and amortization                                      --              89,507                  --             179,480
  Client-related marketing                                           --                 549               2,880               3,985
  Travel and entertainment                                        8,181              36,895               8,181             156,314
  Professional fees                                              37,878             577,452             154,662             875,569
  Dues and assessments                                            8,580              49,784              15,016              88,934
  Communications and information systems                         21,113             130,202              51,774             337,400
  Office                                                            204              28,093               3,711              97,484
  Interest                                                        2,089              23,340               2,089              53,730
  Loss from notes receivable write offs                              --                  --              60,469                  --
  Loss from sale of subsidiary                                       --               1,206                  --              36,470
  Settlement of liability                                            --            (289,879)                 --            (289,879)
  Charge in connection with share exchange                        3,329               3,080               3,329              73,708
  Provision for doubtful accounts                                    --              55,428                  --              55,428
  Other                                                          35,525              45,255              51,008             119,138
                                                           ------------        ------------        ------------        ------------

      Total Expenses                                            270,812           1,776,192             877,932           3,795,377
                                                           ------------        ------------        ------------        ------------

Loss before income taxes:                                       (69,736)         (1,691,302)           (587,331)         (2,355,204)

  Income Taxes                                                       --                  --                  --                  --
                                                           ------------        ------------        ------------        ------------

NET LOSS                                                        (69,736)         (1,691,302)           (587,331)         (2,355,204)

  Accumulated deficit, beginning of period                  (41,043,081)        (36,615,905)        (40,525,486)        (35,952,003)
                                                           ------------        ------------        ------------        ------------

  Accumulated deficit, end of period                       $(41,112,817)       $(38,307,207)       $(41,112,817)       $(38,307,207)
                                                           ============        ============        ============        ============

NET LOSS PER SHARE
  Basic and diluted                                        $      (.002)       $       (.06)       $       (.02)       $       (.08)
                                                           ============        ============        ============        ============

WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
  Basic and diluted                                          35,476,918          28,113,465          35,138,075          27,834,190
                                                           ============        ============        ============        ============

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                Three months ended June 30,           Six months ended June 30,
                                                                  2003               2002               2003               2002
                                                              ------------       ------------       ------------       ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                      $   (69,736)       $(1,691,302)       $  (587,331)       $(2 355,204)
Adjustments to reconcile net loss to net
cash provided by (used in) operating activities:
Depreciation                                                           --             89,506                 --            179,480
Deferred rent                                                      (7,429)            (7,430)           (14,859)           (14,859)
Provision for doubtful accounts                                        --             55,428                 --             55,428
Charge in connection with share exchange                            3,329              3,080              3,329             73,708
Reversal of charge related to variable options                         --             35,121                 --           (600,915)
Unrealized loss on securities                                          --            137,810                 --            137,810
Loss from notes receivable write down                                  --                 --             60,469                 --

(Increase) decrease in operating assets:
  Due from clearing brokers and other receivables                      --            254,021             66,426            225,227
  Marketable securities owned                                          --           (121,406)                --             53,897
  Deposit                                                              --             12,823              9,299             12,823
  Prepaid and other asset                                          18,744             57,886             46,768            130,615
Increase (decrease) in operating liabilities
  Marketable securities sold but not yet purchased                     --             42,500                 --             41 570
  Accounts payable and accrued expenses                           (72,722)          (307,987)           120,179           (469,312)
  Commission and compensation payable                              (2,509)          (227,627)            (2,509)          (131,344)
  Deferred revenue                                                     --                 --                 --            (99,722)
                                                              -----------        -----------        -----------        -----------

Net cash provided by (used in) operating activities              (130,323)        (1,667,577)          (298,229)        (2,760,798)

CASH FLOWS FROM FINANCING ACTIVITIES
  Purchase of treasury stock                                           --             (1,550)                --            (74,143)
  Repayment of notes payable                                           --           (375,000)                --           (632,058)
  Proceeds from collection of notes receivable                     99,989            150,000             99 989          2,065,000
  Proceeds from issuance of common stock                           34,000                 --            182 293                 --
  Payment for leased equipment                                         --            (82,093)            (8,583)          (185,958)
                                                              -----------        -----------        -----------        -----------

Net cash provided by (used in) financing activities               133,989           (308,643)           273,699          1,172,841
                                                              -----------        -----------        -----------        -----------

NET (DECREASE) INCREASE IN CASH                                     3,666         (1,976,220)           (24,530)        (1,587,957)

CASH - BEGINNING OF PERIOD                                            478          2,608,382             28,674          2,220,119
                                                              -----------        -----------        -----------        -----------

CASH - END OF PERIOD                                          $     4,144        $   632,162        $     4,144        $   632,162
                                                              ===========        ===========        ===========        ===========

Supplemental disclosure for cash flow information:

  Cash paid during the period for interest                    $     2,089        $    23,340        $     2,089        $    53,730
                                                              ===========        ===========        ===========        ===========

The accompanying notes are an integral part of these consolidated statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                               As of June 30, 2003
          And for the six and three months ended June 30, 2003 and 2002

NOTE A - ORGANIZATION AND BASIS OF PRESENTATION

Laidlaw Global Corporation (the Company) is a holding company whose directly and indirectly wholly- or majority-owned operating subsidiaries include Laidlaw Holdings, Inc. (Laidlaw Holdings), which was renamed Cardinal Holdings, Inc. (Cardinal Holdings) in March 2003, Laidlaw Global Securities, Inc. (Laidlaw Global Securities), a Laidlaw Holdings wholly-owned registered broker-dealer subsidiary which ceased operations in November, 2002, and which was dissolved in April, 2003, Westminster Securities Corporation, (Westminster), which the Company sold in June, 2001, H&R Acquisition Corporation (HRAC), an 81%-owned Laidlaw Holdings subsidiary which maintains a 100% interest in Howe & Rusling, Inc. (H&R), which the Company sold in December, 2001, Globeshare Group, Inc.,
(GGI), formerly Global Electronic Exchange, Inc. a 97%-owned internet-based investment services company established on June 14, 1999 which maintains a 100% interest in Globeshare, Inc. (Globeshare), an internet-based broker-dealer, whose operations were integrated with Laidlaw Global Securities in October, 2001, Laidlaw Pacific (Asia) Ltd. (LPA), a registered broker-dealer and Investment Advisor with the Hong Kong Securities and Futures Commission, which ceased operations in 2001, Laidlaw International, S.A., (LI) a 99.8% owned broker-dealer based in France, which ceased operations in April, 2002, Laidlaw Properties, Inc., a new subsidiary incorporated in November, 2002 which will commence the Company's investment property business and other real estate ventures, and Phoenix Securities Corp., a newly added subsidiary in February, 2003, is a broker-dealer that specializes in corporate services not requiring broker-dealer registration. The business activities include or included securities brokerage, investment banking, asset management and investment advisory services to individual investors, corporations, pension plans and institutions worldwide, as well as investment property development and management.

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

With the difficult market conditions that prevailed starting the second half of fiscal 2000, Laidlaw Global Securities experienced continued losses and erosion of capital despite management's persistent efforts to cut costs and find new avenues for revenue generation. In the last quarter of fiscal 2002, the Company's management deemed Laidlaw Global Securities was no longer a viable operation to maintain. On or about November 19, 2002 Laidlaw Global Securities filed with the Securities and Exchange Commission a Uniform Request Withdrawal from Broker-Dealer Registration effective November 13, 2002. LGSI also filed a Notice of Withdrawal as an Investment Advisor.

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has a significant accumulated deficit as of June 30, 2003. In addition, the Company continues to incur substantial losses. Accordingly, the Company anticipates that it will require additional sources of funding during 2003 to maintain its operations. The Company is dependent on outside sources of financing and is presently pursuing several alternatives, although no additional financing is imminent. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

In April 2003 the FASB issued Statement of Financial Accounting Standards No. 149, " Amendment of Statement 133 on Derivative Instruments and Hedging Activities". In May 2003 the FASB issued Statement of Financial Accounting Standards No. 150, "Accounting for Certain Financial Instruments with Characteristics of Both Liabilities and Equity". The Company does not expect there to be a material impact from the adoption of these Statements.

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

NOTE D - NOTES PAYABLE AND SUBORDINATED BORROWINGS

There were no outstanding notes payable and borrowings under subordination agreements at June 30, 2003.

On March 14, 2001, LI obtained a loan of $446,350 through the issuance of an 8%
note in which the principal and interest are due in one year. This loan was assumed by the Company in December 2001 in the amount of $482,058 which included interest of $35,708 to original maturity date. If the Company defaults as defined in the agreement, then the noteholder may, in lieu of payment of the Principal Amount, convert the note into common stock of the Company at the conversion price of $0.30 per Common Share. In March and April of 2002, the terms were renegotiated wherein $50,000 of the note was converted into 333,329 shares of the Company's common stock with the balance of the principal and interest payable in varying installments with the final payment due in July 2002. No additional interest is charged on the note from March 14, 2002 until July 2002.

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

In August, 2002, Laidlaw Holdings, Inc. borrowed securities worth $731,250 from a shareholder through the issuance of a 4% promissory note due November 1, 2002. At maturity, this note was extended under the same terms to expire on November 15, 2002. Under the terms of the loan agreement, the Lender acknowledges a fixed valuation for the securities and agrees to accept the return of such securities as full repayment of the principal sum due on the Note notwithstanding the market valuation of the securities on the Repayment date. The lender reserves the right to demand the return of the securities in lieu of any other form of repayment. As of September 30, 2002, $697,175 of these securities were contributed by the Company as capital to Laidlaw Global Securities and $34,075 of these securities were transferred to Laidlaw Global Securities, Inc. as a partial payment of its intercompany liability. On November 13, 2002, the Company decided to withdraw the membership of Laidlaw Global Securities from the NASD. On November 15, 2002, all the securities borrowed on the note were returned, which constituted full payment of the principal. A 90-day extension of payment for any interest due on the loan has been agreed upon until March 15, 2003, at which time the Lender, given the financial condition of the Company, forgave the unpaid interest balance.

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

In January, 2003, the Company settled this dispute with London Capital Group, Ltd. for a compensation of $70,000, $10,000 of which was received in December 2002 and the balance of $60,000 was received in January 2003.

NOTE E - COMMITMENTS AND CONTINGENCIES

Litigation

Galacticomm Technologies, Inc. vs. Laidlaw Global Securities, Inc.

Laidlaw Global Securities, Inc. ("LGSI") is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm

Technologies, Inc. ("Galacticomm") shares. The lead underwriters for the Galacticomm IPO were First Equity Corporation of Florida and Security Capital Trading, Inc. ("Lead Underwriters"). The Lead Underwriters entered into a sub-underwriting agreement with various sub-underwriters, including LGSI. Pursuant to said Agreement, LGSI agreed to purchase 200,000 shares of Galacticomm at $5.40 per share ($1,080,000) and 200,000 warrants of Galacticomm at $0.09 per warrant($18,000). Additionally, LGSI agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. On the eve of the IPO, the lead underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the Lead Underwriters, the Lead Underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the entire underwriting group in a Florida state court seeking damages for breach of the underwriting agreement. The Sub-Underwriters jointly engaged Florida counsel to defend them in this proceeding and they are vigorously defending this matter under the theory that the Lead Underwriters were justified in aborting the IPO based upon a dramatic downturn in the world financial community which jeopardized all the underwriters' abilities to sell Galacticomm shares to its investors at the time of the IPO.

Before this matter could proceed to trial, all remaining defendants reached a settlement agreement with plaintiff. The settlement agreement provided for LGSI to pay the sum of $72,500 over four quarterly installments. However, LGSI breached the terms of the settlement agreement resulting in a judgment against LGSI in the amount of $1,378,681 (with interest accruing at the rate of 9% per annum from January 21, 2003). Since this judgment is against LGSI only, the Company's counsel believes that plaintiff can enforce this judgment only against LGSI and not against any of the other Laidlaw entities, including the parent entity. Furthermore, it is the opinion of the Company counsel that in the event LGSI has sufficient capital to pay the original settlement amount, plaintiff will accept this sum in full satisfaction of the aforementioned judgment. Of course, there is no guarantee that this will occur. Management had initially indicated its intent to appeal the judgment in the state of Florida. However, given the non-impact of this matter on the parent company and the cessation of operations of the subsidiary concerned by this issue, management has opted for no further action on this matter.

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

Estate of Harold Slote v. Laidlaw Global Securities, Inc. ("LGSI"), Drake Capital Securties, Inc. ("Drake"), Gruntal & Co., LLC ("Gruntal") et al.

The Claimant alleges that a registered representative while employed at LGSI, Drake and Gruntal, made investments on behalf of Harold Slote which were unsuitable and in contravention of Mr. Slote's investment goals. Plaintiff seeks $36,091 in compensatory damages against LGS and $571,193 from all defendants for alleged lost opportunities, interest, attorney's fees, costs and punitive damages. In response to the motion by LGS counsel, the case was dismissed in August, 2002.

Liptak v. Laidlaw Holdings Asset Management, Inc. Laidlaw Global Securities, Inc. et al

The Claimant alleges unauthorized trades, unsuitability, fraud, conversion, breach of fiduciary duty by a former registered representative and failure to properly supervise. A hearing was held on the matter by an NASD arbitration panel in July 2002 and post-hearing memoranda have been submitted. Claimant seeks damages in excess of $750,000. LGSI was aware that the registered representative had been terminated by another broker/dealer for "selling away", i.e. conducting business on behalf of a customer outside of the firm and without the firm's knowledge.

LGSI hired the registered representative but imposed enhanced supervisory/compliance procedures. Notwithstanding the procedures and unbeknownst to LGSI, the registered representative continued the practice of "selling away" and the issue is whether LGSI took necessary measures to prevent the registered representative from harming his customers while at LGSI. On the merits of the denial of liability position by LGSI, the decision in favor of Laidlaw was rendered in June, 2002.

Bergmann v. Laidlaw Global Corp. and Roger Bendelac

Robert Bergmann, Jr., a former customer of Laidlaw Global Securities, has filed a NASD Arbitration against Laidlaw Global Corp. and Roger Bendelac individually, seeking $953,000 in damages based upon allegations that Roger Bendelac failed to sell Bergmann's shares of Laidlaw's common stock upon the expiration of the restrictive period. At the time the stock was issued, as a conversion from a Laidlaw Holdings, Inc. Convertible Subordinated Note, the common stock carried a one year restriction on the re-sale of the stock pursuant to Rule 144 of the Securities Exchange Act; i.e., the holder had to hold the security for a minimum of one year before selling it. According to the Statement of Claim, Bergmann obtained this stock in August 1999, as he inherited this account from his father Robert Bergmann, Sr., and instructed Bendelac to sell his shares in January 2000. However, Bendelac failed to sell Bergmann's shares and by the summer of 2000, the value of this security dropped substantially. It should also be noted that by this time, Roger Bendelac has been elevated to CEO and no longer handled the Bergmann account. Claimant is seeking the difference in the value of the stock at the time he instructed Bendelac to sell the shares, versus the current value of his holdings. The Statement of Claim further alleges that Bendelac misrepresented the law to Mr. Bergmann, specifically as it pertained to the restrictive legend, as a means of justifying the failure to sell his stock. By doing so, it is alleged that Bendelac was able to limit the amount of stock that hit the market, thereby artificially preserving the value of Laidlaw's stock and the value of Bendelac's holdings in this security.

Upon a review of the facts and the law, and based upon Claimant's admissions as to the applicable dates, it appears that as of January 2000, Bendelac was unable to carry out Bergmann's instructions based upon Rule 144. As the stock was acquired by Bergmann in August 1999, based upon the fact that the security was subject to a one year holding period, Bendelac could not have sold this stock for Bergmann until August 2000, at the earliest. As such, this Claim should be dismissed as a matter of law.

Counsel has interposed an answer to the Statement of Claim on behalf of Bendelac and the Company and has petitioned the NASD for dismissal based upon the applicable statute: Rule 144. This application was supported by an affidavit from Laidlaw's corporate counsel who joined in the position that the stock was restricted and was incapable of being sold legally. If the security could not be sold until August 2000, Claimant's damages were not proximately caused by any of the acts complained of in the Statement of Claim, but by market forces responsible for the stock's decline. Because of the issues surrounding the appointment of arbitrators in California, no NASD panel has yet been appointed. To date, Claimant's counsel has not responded to Respondents' motion to dismiss.

Counsel has had numerous conversations with Claimant's counsel about reaching a settlement. Laidlaw has offered a nuisance value settlement of $4,000. Claimant's counsel has indicated that he is favorably disposed to accepting this sum given the pending motion, his review of the applicable law as set forth in my motion to dismiss, and based upon Laidlaw's dire financial circumstances. He further informed Laidlaw counsel that his client has yet to accept or reject the offer of settlement but in any event, Claimant's counsel has indicated that given the aforementioned circumstances, he will not proceed to represent Claimant in this matter if Claimant is unwilling to settle this case for the sum set forth in our offer. Naturally, his decision to withdraw is not binding nor can we conclude that Claimant won't continue the matter with substitute counsel. However, Laidlaw counsel remains confident in the merits of Respondents' defenses. It should also be noted that the real party [Respondent] in this matter should be Laidlaw Global Securities, as opposed to Laidlaw Global Corp. If and when a NASD Panel is appointed, the company will amend its motion to include dismissal based upon the wrong party in interest. Counsel is optimistic, however, that given Claimant's lack of prosecuting this matter in any aggressive fashion, and based upon conversations with Claimant's counsel, as set forth above, it is unlikely this matter will reach the hearing phase.

Thomas v. Laidlaw Global Securities, Inc., Coleman & Co. and Andrew Fine.

Shaji Mathew Thomas filed a Statement of Claim with the NASD against Laidlaw Global Securities, Inc. (LGSI) Andrew Fine, its former registered representative, and Coleman & Co., alleging the Respondents are liable to him for an amount between $100,000 and $500,000. Claimant asserts an array of theories of liability including breach of contract and warranties, to claims of fraud and deceptive trade practices. In reality, the Statement of Claim centers around the issue of suitability and LGSI's failure to properly supervise Fine while he was employed at LGSI and handled Thomas' account at the company. In particular, Claimant Thomas alleges that his former broker Andrew Fine recommended unsuitable investments on Thomas' behalf and subjected his account to unnecessary risks that Claimant was unable to withstand. This speculative investment strategy was allegedly contrary to Claimant's investment objectives and inappropriately placed his "life savings" at risk and ultimately dissipated. The stock Claimant focused on was in a company known as Razorfish. It should be known that Razorfish is, itself, the target of intense regulatory scrutiny for committing securities fraud and thus, to the extent Fine was caused to make any misrepresentations, we have the added defense that Fine believed his representations to be true at the time he made them to Thomas based upon information Razorfish was disseminating to the public.

Laidlaw counsel has interposed an Answer on behalf of LGSI but not on behalf of its former broker Fine who is representing himself. Apparently, the acts complained of primarily occurred while Fine was employed at Coleman & Co. where Claimant had his account prior to it being transferred to Laidlaw. Razorfish, the security complained of the most by Claimant, was purchased well before Claimant transferred his account to LGSI and only represented a small percentage of the value of Claimant's losses, if any. While LGSI had many valid defenses, in spite of this, LGSI elected to enter into a "nuisance value" settlement with Claimant in the amount of $4,990 reached in May, 2003. To date, this sum is overdue and LGSI is in default on its payment obligation. However, because LGSI is no longer a registered entity, there is little Claimant can do to enforce this settlement. Laidlaw, the parent company, has no exposure on this claim or for the settlement.

David Bottoms, Jr. v. Laidlaw Global Corp, et al.

On or about December 21, 2001, David Bottoms entered into two contracts with Laidlaw Global Corp. The first agreement (Acquisition Agreement) provided Laidlaw would purchase certain rights and interests owned by Bottoms in consideration for the payment of $300,000 and enter into a three year consulting agreement in which Laidlaw agreed to pay Bottoms the sum of $100,000 per year. Laidlaw paid the $300,000 acquisition fee and paid $50,000 toward the three year consulting agreement. However, after the Company encountered cash flow difficulties, Laidlaw was unable to pay the balance of $250,000. However, Bottoms was not required to provide any consulting services to the company as a result.

On or about December 19, 2002, Bottoms commenced a lawsuit in the Supreme Court of the State of New York, County of New York against Laidlaw Global Corp., Laidlaw Holdings, Inc., Laidlaw Global Securities, Inc. and Laidlaw Global Properties, Inc. alleging breach of the aforementioned agreements and seeking $250,000 in damages plus 7% interest. After some preliminary motion practice between the parties, Laidlaw's counsel interposed an answer and the matter proceeded to trial on an expedited basis on July 14, 2003. At the trial, the parties reached a settlement in which the Company agreed to pay the sum of $20,000 to the Law Office of Bottoms' attorneys within forty-five days. The company further agreed to give Bottoms $300,000 worth of non-voting Preferred Stock of Laidlaw Global Corp. with no coupon, ($1.00 par value @ liquidation) with the option to covert those shares to 3,000,000 shares of Laidlaw Global Corp. common stock. He may convert to the common at any time prior to three years at $0.10 per share and at the end of three years, he may convert at a price of $0.10 or the then prevailing market price, whichever is lower. In consideration of the foregoing, Bottoms has discontinued his action against Laidlaw Global Corp. with prejudice.

S.L. Greene vs. Laidlaw Holdings, Inc.

Laidlaw Holdings, Inc., the leaseholder to the Company's office spaces at 100 Park Avenue defaulted on its lease agreement with its landlord SL Greene. As a result, SL Greene has obtained a judgment against Laidlaw Holdings, Inc. in excess of $500,000. The Company has voluntarily vacated the premises. There is no way of knowing at this time whether SL Greene intends to seek enforcement of its judgment in light of its awareness of the Company's current financial status.

Richard Tuten vs. Laidlaw Global Securities, Inc.

Claimant Richard Tuten commenced a NASD Arbitration against Laidlaw Global Securities, Inc. seeking $821,226 in compensatory damages alleging that LGSI fraudently induced Tuten to personally guarantee certain loans for his company under the guise that LGSI would raise $3,000,000 in private funding only to purposely withhold its successful fund raising efforts in an effort to drive the company into bankruptcy so other LGSI clients could buy Tuten's company's assets for pennies on the dollar.

Counsel has interposed an answer on behalf of LGSI and has raised Statute of Limitations as an affirmative defense. The matter has proceeded to a pre-hearing (scheduling) conference before the assigned NASD Arbitration Panel and the matter is now scheduled to be heard in Orlando, Florida the entire week of December 8, 2003. It is counsel's intention to move for the dismissal of the entire action based upon the Statute of Limitations defense, as well as other pleadings irregularities and if made, the motion is scheduled to be orally argued before the Panel (by telephone) on September 15, 2003. It is counsel's belief that the matter should be dismissed as a matter of law. However, NASD panels are often reluctant to dismiss actions rather than dispose of them on the merits and there is no way to determine at this juncture how this motion will be received. In any event, it is counsel's opinion that Claimant will not prevail on his underlying claims and in any event, Laidlaw Global Corp., the parent company, has no exposure.

Equilease vs. Globeshare, Inc., Laidlaw Global Corp. et al

Claimant alleges the respondents are liable to them for the amount of $190,000 based on non fulfillment of a lease agreement by the Globeshare, Inc. subsidiary and non fulfillment of guarantee by Laidlaw Global Corp. Laidlaw Global Corp. has proposed a settlement through the issuance of non-voting interest bearing preferred stock with a 3-year maturity and a conversion feature at maturity. Equilease has agreed to the settlement which will provide for the issuance of $190,000 in a Series A Preferred Stock with a convertible feature and of 600,000 warrants of the Company's common stock with a $.10 exercise price. The detailed agreements are being worked out between respective Counsels.

NASD Regulatory Matter

NASD's regulatory arm had commenced a formal investigation against LGSI stemming from certain trading activities LGSI engaged in the stock of the Company during the period June 1999 through September 1999. The NASD alleges that a firm trader and others improperly traded restricted shares of the Company from the LGSI's proprietary account. Further, NASD alleged, and trading records confirmed, LGSI may have engaged in improper solicited agency trades of the Company's restricted stock during this period. If the allegations were proven true, the aforementioned trades would have been in violation of securities rules and regulations.

After submitting a Wells submission (a legal brief outlining the reasons why charges should not be brought against Laidlaw Global Securities, Inc.) LGSI has signed a settlement agreement with the NASD wherein LGSI agreed to a censure and a fine in the amount of $50,000 to be paid on a scheduled basis. There were no admissions of wrongdoing by LGSI and once the fine is paid, the matter will be deemed concluded.

Since LGSI no longer exists as a corporate entity, the Company, being the ultimate parent, took upon itself to satisfy this obligation to the NASD. On April 30, 2002, the Company proposed the following payment schedule that would be feasible considering the financial difficulties of the Company: $12,500 paid with the proposal as initial payment and the balance payable in installments of $6,250 each from July 1, 2003 to October 1, 2004. Interest was proposed at the appropriate minimal interest authorized by the Internal Revenue Service
(IRS).The NASD communicated their agreement with the Company upon their receipt of the proposal. So far the Company has met the initial $12,500 payment due under the terms of the agreement on behalf of its former subsidiary and intends to pay the balance when and if its cash position allows it to do so in the future, provided its Board continues to approve the voluntary repayment on behalf of its former subsidiary.

American Stock Exchange Listing Matter

On April 10, 2003 the staff of American Stock Exchange (AMEX) confirmed with the management of the Company the intention of AMEX to proceed with the filing of an application with the Securities and Exchange Commission (the "SEC") to strike the Company's common stock from listing and registration on the Exchange. AMEX had earlier advised Laidlaw Global Corporation in April 2002 that Laidlaw was in breach of two continuing listing requirements of the Exchange, namely, its equity was below the required minimum and that it had reported losses two of the previous three years. Laidlaw submitted a business plan to AMEX outlining its strategy to cure the defaults over the next three to four quarters and requested AMEX to maintain the listing as long as Laidlaw continued to meet the goals set out in the business plan. Given the continuing difficult markets, Laidlaw has ascertained that it will be unable to meet the deadline set forth in the business plan to comply with the AMEX listing standards. Moreover, the AMEX has notified Laidlaw in its most recent communication that the Company presently is in breach of additional listing requirements, including its failure to hold a shareholders' meeting in a timely manner. The Company does not agree with all of the issues in the AMEX notification and has the right to appeal the AMEX notification. Laidlaw's Board of Directors reviewed the merits of appealing the notification but has decided that it will not be in compliance with AMEX's listing requirements, given the Company's financial performance in the latest fiscal year. Consequently, Laidlaw filed an application on April 21, 2003 with the SEC to withdraw its common stock from trading and registration on the AMEX. On May 21, 2003, the SEC notified the Company that, upon consideration of the facts stated in Laidlaw's application for voluntary delisting, the SEC approved the

Company's said application effective the opening of business on May 22, 2003. The Company is making all efforts to facilitate the trading of its shares on the OTC Bulletin Board and will cooperate with any qualified party interested in sponsoring such application. Meanwhile, the Company's stock is eligible for trading in the Pink Sheets and it is the Company's understanding that there are existing market makers for the Company's shares in the Pink Sheets. Laidlaw is current with all its SEC filings and intends to remain a fully reporting Company.

Securities and Exchange Commission Regulatory Matter

On March 5, 2002, Grant Thornton LLP ("Grant") notified the Laidlaw Board of Directors that pursuant to Section 10A of the Exchange Act of 1934 (the "Grant Report"), in their belief, an illegal act or acts may have occurred at Laidlaw during 2001 with respect to the repricing of stock options. Grant alleged in part that neither management nor the Board of Directors had taken sufficient steps to determine whether an illegal act had occurred within the meaning of
Section 10A of the Exchange Act of 1934 and, accordingly, Grant notified the Securities and Exchange Commission (SEC). At the current time, the Securities and Exchange Commission (SEC) has commenced a formal investigation into this matter.

To date the Company and its employees are fully cooperating with the Commission's investigation and no formal proceedings against the Company have been commenced by the Commission. At this time, there is no way for Counsel to make any determination as to the potential liability of the Company in this matter, if any, should formal proceedings be commenced.

Other

Unbeknownst to Laidlaw Global Corporation, it has been discovered that Laidlaw was named in an action in the U.S. Western District Court of New York against Howe & Rusling, Inc. ("H&R"), a subsidiary of H & R Acquisition Corp.("HRAC"), which was a former subsidiary of Laidlaw, along with H&R's new owners, Third Security LLC ("Third Security"), and several employees of H&R in an age and sex discrimination employment lawsuit from a former female employee of H&R, in connection with the employee's termination from H&R in 2001. H&R had undertaken the defense of the matter on behalf of Laidlaw without informing Laidlaw of the proceedings based on an indemnification agreement in the sale contract of H&R to Third Security. Because Laidlaw was not an employer of said plaintiff and it is further contractually indemnified by Third Security, management believes it cannot have any liability in this matter.

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

Laidlaw Global Securities, the now dissolved wholly owned subsidiary of Laidlaw Holdings, Inc. which, in turn, is wholly owned by the Company, was substantially engaged in traditional trading, brokerage and investment banking services.

Foreign Operations and Major Customers: The Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two periods ended June 30, 2003 and 2002 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $40,000 as of June 30, 2002, which approximates 2.78% of external revenue. Additionally, the Company had no significant individual customers (domestic or foreign) as of June 30, 2003, or for each of the periods ended June 30, 2003 and 2002.

The following table sets forth the net revenues of these industry segments of the Company's business.

                                              Six months ended June 30,
                                           -----------------------------
                                               2003             2002
                                           ------------     ------------
                                                    (Unaudited)
       Revenue from external customers
           Asset management                $        --      $    119,705
           Brokerage                            75,027         1,292,172
           Corporate and other                 215,574            28,296
                                           -----------      ------------

       Total external revenue              $   290,601      $  1,440,173
                                           ===========      ============

       Net (loss)
           Asset management                $        --      $         --
           Brokerage                            66,688        (1,742,065)
           Corporate and other                (654,019)         (613,139)
                                           -----------      ------------

       Total net (loss)                    $  (587,331)     $ (2,355,204)
                                           ===========      ============

       Total assets (1)
           Asset management                $        --      $         --
           Brokerage                            85,684         2,698,988
           Corporate and other                 (31,384)        3,589,528
                                           -----------      ------------

        Total assets                       $    54,300      $  6,288,516
                                           ===========      ============

(1) The decrease in assets is primarily due to the cessation of operations of Laidlaw Global Securities, Inc. in November, 2002, the settlement of a funding agreement, and the write down of fixed assets.

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

                                                     Six Months Ended June 30
                                                    ---------------------------
                                                       2003             2002
                                                    ---------       -----------
Net loss, as reported                               $(587,331)      $(2,355,204)

Add: Stock-based employee compensation
  expense included in  reported
  net loss, net of related tax effects                                  600,915

Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                          (36,111)         (515,830)
                                                    ---------       -----------

Pro forma net loss                                  $(623,442)      $(2,270,119
                                                    =========       ===========

Loss per share:
     Basic - as reported                            $   (0.02)      $     (0.08)
                                                    =========       ===========

     Basic - pro forma                              $   (0.02)      $     (0.08)
                                                    =========       ===========

NOTE H - LOSS PER COMMON SHARE

Loss per common share is computed in accordance with Statement of Financial Accounting Standards No. 128, "Earnings Per Share." Basic earnings per share excludes the dilutive effects of options and convertible securities and is calculated by dividing income available to common shareholders by the weighted-average number of common shares outstanding for the period. Diluted earnings per share reflect all potentially dilutive securities, as well as the related effect on net income. Set forth below is the reconciliation of net income (loss) applicable to common shares and weighted-average common and common equivalent shares of the basic and diluted earnings per common share computations:

                                                     Six Months ended June 30,
                                                    ---------------------------
                                                        2003           2002
                                                    ------------   ------------
                                                           (Unaudited)

Numerator
  Net loss applicable to common shares for basic
      and diluted earnings per share                $   (587,331)  $ (2,355,204)
                                                    ------------   ------------

Denominator
    Weighted-average common shares for basic
       and diluted earnings per share                 35,138,075     27,834,190
                                                    ------------   ------------
Loss per common share
    Basic and diluted                               $       (.02)  $       (.08)
                                                    ============   ============

All outstanding warrants and options were excluded from the computation of the diluted earnings per share because the Company incurred losses for the six month period ended June 30, 2003 and 2002 and the effect would have been antidilutive.

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

Laidlaw has operated through a number of separate entities owned directly by Laidlaw Global Corporation or through its wholly owned subsidiary, Laidlaw Holdings, Inc., which was renamed Cardinal Holdings, Inc. in March 2003. Laidlaw Global Securities, Inc. provided brokerage services and was wholly owned by Laidlaw Holdings, Inc. Howe & Rusling, Inc. provided management services of financial assets and was owned by H&R Acquisition Corp., 81% of whose stock was owned by Laidlaw Holdings, Inc. The interest in H&R Acquisition Corp. was sold on December 26, 2001 pursuant to a Stock Purchase Agreement dated December 21, 2001. Westminster Securities Corporation, a NYSE member firm acquired by Laidlaw on July 1, 1999 also provided general brokerage services. Westminster Securities Corporation was sold on June 12, 2001. The sale of Westminster Securities Corporation was completed pursuant to the Amended and Restated Stock Purchase Agreement dated June 7, 2001. The Agreement stipulated that the transactions shall be treated solely for tax and financial reporting purposes as having an effective date of May 31, 2001. Another subsidiary, Globeshare Group, Inc. (formerly Global

Electronic Exchange, Inc.), was a holding company that owned 100% of Globeshare, Inc., an online broker-dealer. Globeshare, Inc. filed for withdrawal of its registration as a broker/dealer with the NASD on November 20, 2001. The operations and customer accounts of the on-line broker were transferred to Laidlaw Global Securities on October 5, 2001 after duly informing the customers. A broker/dealer subsidiary called Laidlaw International, S.A., located in France, was granted the license to operate as a broker/dealer by Banque de France in April 2001. A new subsidiary Laidlaw Properties, Inc., which was incorporated in the state of Delaware under the General Corporation Law, will undertake the Company's investment property business and other real estate ventures. Another subsidiary, Phoenix Securities Corp., which was incorporated in Delaware under the General Corporation Law in September, 2001 and was not operational until recently, specializes in Corporate services including the rendering of fairness opinions, the review of merger and acquisition transactions and the brokering of such transactions for a fee or an equity participation. At this point, Phoenix Securities Corp. provides services not requiring its registration as a Broker-Dealer. In the future, should it decide to enter into businesses requiring such registration, Phoenix will apply for the appropriate registrations, authorizations and licenses.

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

Securities sold, but not yet purchased, consist of trading securities at market value. The difference between the proceeds received from securities sold short and the current market value is included in trading gains, net.

Investment Banking Fees

Investment banking fees include gains, losses and fees, net of syndicate expenses, arising from securities offerings in which the Company acts as an underwriter or agent. These fees are recorded on the offering date, sales concessions on the settlement date and underwriting fees at the time the underwriting is completed and the income is reasonably determinable.

Corporate Finance Fees

Corporate finance fees are received from providing advisory and due diligence services for proposed financings that do not result in either the offering of private or public financing. Fees are recognized as the services are performed.

Asset Management Fees

The Company computes asset management fees and the related commission payout on a quarterly basis and amortizes them for financial statement purposes on a monthly basis.

Impairment of Long-Lived Assets

The Company assesses potential impairment of its long-lived assets, which include its property and equipment and its identifiable intangibles such as software development costs and deferred charges under the guidance of SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets". The Company continually determines if a permanent impairment of its long-lived assets has occurred and the write-down of the assets to their fair values and charges current operations for the measured impairment as required.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of June 30, 2003, the Company did not have any derivatives, non fixed-interest debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk.

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

On February 14, 2003, Phoenix Securities Corp., which was incorporated in Delaware under the General Corporation Law in September, 2001 and was until then a non operating entity, was added as a new subsidiary of the Company. Phoenix Securities Corp specializes in Corporate services including the rendering of fairness opinions, the review of merger and acquisition transactions and the brokering of such transactions for a fee or an equity participation. At this point, Phoenix Securities Corp. provides services not requiring its registration as a Broker-Dealer. In the future, should it decide to enter into businesses requiring such registration, Phoenix will apply for the appropriate registrations, authorizations and licenses. It has completed its first assignment by issuing a fairness opinion for a fee in the corporate merger of a publicly traded entity.

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

On March 31, 2003, Laidlaw Holdings, Inc. filed an amendment of its Certificate of Incorporation with the state of Delaware for a change of corporate name to Cardinal Holdings, Inc. This amendment was accepted by the Secretary of State of Delaware on April 3, 2003 and made effective retroactive to the filing date.

On April 8, 2003, the Company issued 300,000 shares of its common stock to an entity based in the United Kingdom and unrelated to the Company in a private sale for $24,000 ($.08 per share). On June 6, 2003, the Company issued 166,700 shares of its common stock to the same unrelated entity in a private sale for $10,000 ($.06 per share). The average price of these stock issuances was $.0728. These are in accordance with a Subscription Agreement dated January 14, 2003, with an amendment dated May 6, 2003, for a $150,000 financing commitment.

On April 10, 2003 the staff of the American Stock Exchange (AMEX) confirmed with the management of the Company the intention of AMEX to proceed with the filing of an application with the Securities and Exchange Commission (the "SEC") to strike the Company's common stock from listing and registration on the Exchange. AMEX had earlier advised Laidlaw Global Corporation in April 2002 that Laidlaw was in breach of two continuing listing requirements of the Exchange, namely, its equity was below the required minimum and that it had reported losses for two of the previous three years. Laidlaw submitted a business plan to AMEX outlining its strategy to cure the defaults over the next three to four quarters and requested AMEX to maintain the listing as long as Laidlaw continued to meet the goals set out in the business plan. Given the continuing difficult markets, Laidlaw has ascertained that it will be unable to meet the deadline set forth in the business plan to comply with the AMEX listing standards. Moreover, the AMEX has notified Laidlaw in its most recent communication that the Company presently is in breach of additional listing requirements, including its failure to hold a shareholders' meeting in a timely manner. The Company does not agree with all of the issues in the AMEX notification and has the right to appeal the AMEX notification. Laidlaw's Board of Directors reviewed the merits of appealing the notification but has decided that it will not be in compliance with AMEX's listing requirements, given the Company's financial performance in the latest fiscal year. Consequently, Laidlaw filed an application on April 21, 2003 with the SEC to withdraw its common stock from trading and registration on the AMEX. On May 21, 2003, the SEC notified the Company that, upon consideration of the facts stated in Laidlaw's application for voluntary delisting, the SEC approved the Company's said application effective the opening of business on May 22, 2003. The Company is making all efforts to facilitate the trading of its shares on the OTC Bulletin Board and will cooperate with any qualified party interested in sponsoring such application. Meanwhile, the Company's stock is eligible for trading in the Pink Sheets and it is the Company's understanding that there are existing market makers for the Company's shares in the Pink Sheets. Laidlaw is current with all its SEC filings and intends to remain a fully reporting Company.

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

In May 2003, the Company issued 133,140 shares of it common stock to certain shareholders of Globeshare Group, Inc. on a one-for-one exchange for stock of Globeshare Group, Inc. The exchange was valued at $3,328.

Laidlaw is in negotiations with respect to a licensing agreement with a United Kingdom entity with which it expects to conclude a final agreement before September 1, 2003.

On June 18, 2003, the Company announced that it has agreed to settle a debt incurred as guarantor of certain obligations contracted by its past operated subsidiaries Globeshare Group, Inc. (formerly Global Electronic Exchange, Inc.) and Laidlaw Global Securities, Inc. for the leasing of computer hardware. The intended agreement will require the issuance of $190,000 Principal of Preferred Stock with a 7% simple coupon payable quarterly and a 3-year maturity. The Preferred Stock will have a convertible feature allowing for conversion into shares of the Common Stock of Laidlaw at a price of $0.10 or $0.20 if the conversion is forced by the warrant holder. As part of the same agreement, Laidlaw will issue to the creditor 600,000 warrants of its Common Stock with a strike price of $0.10.

Laidlaw Properties, Inc. terminated on June 15, 2003 its agreement with Prince William Resort LLC to acquire the Whittier, Alaska property as a result of Laidlaw Properties, Inc. not having received an updated independent valuation report by the previously set June 15, 2003 deadline.

Global Economic and Market Developments in the Quarter and Six Months Ended June 30, 2003

The difficult global market and economic conditions that existed during fiscal 2002 continued through the second quarter of fiscal 2003. Most global economies continued to experience higher levels of unemployment and lower levels of industrial production, despite the easing of geopolitical tensions with the conclusion of the military operations in Iraq during the quarter. It is currently unpredictable when these market and economic conditions will improve.

In Europe, economic growth was generally stagnant, with the level of business and consumer confidence feeling the impact of difficult conditions existing in the global economy. European Union survey figures for April and May, 2003 showed no immediate improvement in the economy despite the resolution of the conflict in Iraq. Industrial production remained sluggish, corporate earnings were weak, corporate debt experienced downgrades and there was sharp appreciation of the Euro relative to the U.S. dollar. Fears about job security have helped push consumer confidence in the 12 countries using the Euro to a five-year low, making it less likely consumer spending will spur recovery. These economic data convinced the ECB that uncertainties about future developments seemed to have increased further during the first half of fiscal 2003 and the economy needed a stimulus. As a result, the ECB lowered the minimum bid rate on the main refinancing operations on March 6, 2003 to 2.50% from 2.75%, where it had stood since a half-point cut on December 5, 2002. The ECB has left the interest rate unchanged in April and May 2003. On June 5, 2003, the ECB cut its key interest rate to 2%, a 50 basis point cut from the previous cut of March, 2003, to the lowest rate since the bank's inception, in an effort to boost a stagnating economy on the Eurozone and in response to tremendous pressure from investors, economists, and politicians. The ECB left the rate unchanged in July, 2003, with the expectation of a gradual improvement in economic activity in the Euro area in the second half of 2003, and a further strengthening in 2004.

In the U.S., market and economic conditions remained difficult during the second quarter of fiscal 2003, primarily due to a relatively high unemployment rate which averaged 6.2%, an increase of .40% from the first quarter's average of 5.8%, matching its highest level in nine years. The U.S. dollar continued to depreciate against the Euro. However, the conclusion of military operations in Iraq positively affected consumer confidence, and the equity markets improved during the latter part of the quarter. Economic reports showed that the U.S. economy, lifted by consumer and business spending, grew at an annual rate of 2.4% in the second quarter of 2003, the strongest showing in nearly a year. The report reinforced the expectations by economists of the nation's economy rebounding in the second half of the year. Against that backdrop and with monetary policy having been eased substantially, the Federal Open Market Committee (FOMC) determined that, in order to bring the economic downturn to a halt at last, there was a need to further lower its target for the federal funds rate. On June 25, 2003, the FOMC announced the reduction of the short-term interest rates by 25 basis points to 1 percent, taking them to their lowest level since 1958. The Committee believes that, since the economy has recently showed signs of improvement, such as increases in manufacturing activity and retail sales and strong earnings reports, these developments should foster an improving economic climate over time.

These uncertain and turbulent market and economic environments adversely affected the results of operations of the Company for the second quarter of fiscal 2003. The only revenues recognized by the Company were from expense reversals and concessions, refunds of unused employee benefits and miscellaneous fees earned.

The Company continued its efforts to position Laidlaw in new markets and ventures, while trying to optimize the business structure of Laidlaw. These efforts have included the sale and closing of subsidiaries, where it was determined that such efforts were in the best interest of the Company as a whole. Management continued to focus its activities in areas that took into consideration the operational structure of Laidlaw and the need to allocate resources efficiently giving priority to ventures that can reasonably be expected to self-finance on a short term basis. Laidlaw's mission is to maximize long-term shareholder value through the mutual development of its investment banking operations and the continued expansion of its property interests. The revenue model is balanced between the less predictable cash flow characteristics of the investment banking operations with the more predictable pattern generated by Laidlaw Properties. The investment banking operations will source their revenue from conventional retainers and fees, fund raising and the equity participation carry into their client companies. Laidlaw Properties will benefit from the sale of developed sites and rental income earned from property on its books.

Results of Operations for the Quarter and Six Month Period Ended June 30, 2003 and 2002

Laidlaw posted a loss of $69,736 for the second quarter of 2003, compared to the net loss of $1.7 million for the second quarter of 2002. While there was a decrease in the net loss, losses continue due to the adverse economic conditions experienced both domestically and internationally that persisted in the second quarter of 2003. Laidlaw is in the process of rebuilding its revenue base through the operations of its two new subsidiaries, Phoenix Securities Corp. and Laidlaw Properties Inc. The only revenues recognized for the second quarter of fiscal 2003 were from expense reversals and concessions and refunds of unused employee benefits.

Basic and diluted loss per common share was $.002 and $.02 in the quarter and six month period ended June 30, 2003 as compared with $.06 and $.08 in the quarter and six month period ended June 30, 2002.

Operations of three subsidiaries, Laidlaw Global Securities, Inc. Globeshare Group, Inc., and Laidlaw International, S.A.,significantly contributed to the loss incurred during the second quarter of fiscal 2002. Laidlaw Global Securities, Inc. saw a sharp decrease in its commissions volume strictly related to the market performance of the emerging global markets and the NASDAQ market in the U.S. Globeshare Group, Inc. still incurred depreciation costs on the remaining carrying value of computer hardware and software as well as interest expense on the note payable which was fully paid in May, 2002 and the equipment lease contracts. The Company incurred an additional expense of $35,264 in March 2002 pertinent to the final settlement of the closing down of the operations of the Laidlaw International subsidiary as required by the French Administrator.

Laidlaw's income for fiscal 2002 was derived from its operation in two principal segments of the financial services industry, namely asset management and brokerage activities. Income from those activities is summarized as follows.

Brokerage commission revenues which represent 132% of total revenues for the six month period ended June 30, 2002 are geographically categorized as follows:

For the six months ended June 30, 2002, LGSI generated revenues of $181,500 from its activities on behalf of foreign and U.S. institutional customers and $1,713,837 from it activities in the U.S. markets. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals.

Asset Management fees from LGSI amount to $119,705 for the six months ended June 30, 2002, which represents 8% of the Company's revenue for the period. Corporate finance fees of Phoenix Securities Corp. for the six months ended June 30, 2003 amount to $75,000 which represents 26% of the Company's revenue. Corporate finance fees of LGSI for the six months ended June 30, 2002 amount to $93,889, which represents 7% of the Company's revenue. Trading loss of LGSI amount to $758,009 for the six months ended June 30, 2002. Other revenue, which consists principally of interest income and rebates on securities trades, as well as expense reversals and concessions in 2003, amount to $215,601 and $89,251 for the six months ended June 30, 2003 and 2002, respectively, which represent 76% and 6% of the Company's revenue for the respective periods.

Salaries and other employee costs for the six months ended June 30, 2003 decreased to $332,053 from $1,126,193 for the six months ended June 30, 2002. Salaries and other employee costs for the quarter ended June 30, 2003 decreased to $146,301 from $527,697 for the quarter ended June 30, 2002. The decrease in this expense primarily relates to the cessation of the operations of LGSI.

The Company recorded a net credit of $600,915 for the six months ended June 30, 2002 and a charge of $35,121 for the quarter ended June 30, 2002 related to stock options subject to variable pricing. The net credit resulted in a corresponding decrease in additional paid-in capital and the charge resulted in a corresponding increase in said capital account.

There was no commissions expense for the six months and quarter ended June 30, 2003, rspectively. Commissions expense amounted to $930,732 and $249,315 for the six months and quarter ended June 30, 2002, respectively. The decrease is attributable to the cessation of operations of LGSI.

Clearing expenses for the six months ended June 30, 2003 decreased to $6,697 from $202,250 for the six months ended June 30, 2002. Clearing expenses for the quarter ended June 30, 2002 amounted to $150,776. Clearing expenses, which primarily consist of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the decrease related to the cessation of operations of LGSI. The minimal clearing fees incurred during the quarter ended March 31, 2003 were the charges by the clearing broker in closing the accounts of LGSI.

Rent and utility expenses for the six months ended June 30, 2003 decreased to $186,063 from $349,356 for the six months ended June 30, 2002. Rent and utility expenses for the quarter ended June 30, 2003 decreased to $7,612 from $150,776 for the quarter ended June 30, 2002. Rent and utility expenses include cost of leasing office space and space with our Internet service provider, net of the amortization of the deferred rent on the lease at its former office location. Although the Company moved to a new location on March 4, 2003, the reduction in rent impacted the results of operations only starting in the second quarter of fiscal 2003 because the sublease payments received in January and February 2003 were substantially reduced compared to the sublease payments received in the first quarter of fiscal 2002. In addition, the Company recognized certain real estate tax adjustments in the first quarter of fiscal 2003.

There were no depreciation and amortization expenses for the six months and the quarter ended June 30, 2003. Depreciation and amortization expenses amounted to $179,480 and $89,507 for the six months and the quarter ended June 30, 2002, respectively. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, decreased primarily due to the asset write down recorded in 2002 to adjust LGSI's and the Company's investment in computer hardware and customized application software to their net realizable values.

Travel and entertainment expenses for the six months ended June 30, 2003 decreased to $8,181 from $156,314 for the six months ended June 30, 2002. Travel and entertainment expenses for the quarter ended June 30, 2003 decreased to $8,181 from $36,895 for quarter ended June 30, 2003. The decrease in travel and entertainment expenses are attributed to the cessation of operations of LGSI and the cost-cutting efforts of management.

Professional fees for the six months ended June 30, 2003 decreased to $154,662 from $875,569 for the six months ended June 30, 2002. Professional fees for the quarter ended June 30, 2003 decreased to $37,878 from $577,452 for the quarter ended June 30, 2002. The decrease in accounting fees and legal fees resulted from the cost-cutting efforts of management and from the cessation of operations of LGSI.

Dues and assessments for the six months ended June 30, 2003 decreased to $15,016 from $88,934 for the six months ended June 30, 2002. Dues and assessments for the quarter ended June 30, 2003 decreased to $8,580 from $49,784 for the quarter ended June 30, 2002. The decrease resulted from the cessation of the operations of LGSI.

Communications and information systems expenses for the six months ended June 30, 2003 decreased to $51,774 from $337,400 for the six months ended June 30, 2002. Communications and information systems expenses quarter ended June 30, 2003 decreased to $21,113 from $130,202 for the quarter ended June 30, 2002. Communications and information systems expenses, which include telephone, quotes and other information costs, decreased due to the reduction of services related to the cessation of operations of LGSI in November 2002.

Interest expense for the six months ended June 30, 2003 decreased to $2,089 from $53,730 for the six months ended June 30, 2002. Interest expense for the quarter ended June 30, 2003 decreased to $2,089 from $23,340 for the quarter ended June 30, 2002. The decrease in interest expense resulted from the settlement of the loans by the Company in 2002. The only remaining contractually interest-bearing obligations are the leases on computer equipment.

For the six months ended June 30, 2003, the Company recognized a loss on the write down in March 2003 of notes and interest receivable from Westminster Securities Corp. Of the note receivable amounting to $150,000 and interest receivable amounting to $10,458, only $99,989 was collected in the final settlement received on April 29, 2003. Accordingly, $60,469 of the total receivable was written off. Interest on the note for the period January 1 to April 19, 2003 amounting to $4,542 was no longer effected in the results of operations, considering the outcome of the settlement.

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

The Company recognized a credit of $289,879 for the six months and the quarter ended June 30, 2002 pertinent to the settlement in June, 2002 of the claims by and counterclaims against Plural, a software developer.

A charge of $3,329 was recognized in the six months and the quarter ended June 30, 2003 pertinent to the exchange of the shares Globeshare Group, Inc. for shares of Laidlaw. A similar charge of $73,708 and $3,080 was recognized in the six months and the quarter ended June 30, 2002, respectively.

All other expenses for the six months ended June 30, 2003 decreased to $57,600 from $276,035 for the six months ended June 30,2002. All other expenses for the quarter ended June 30, 2003 decreased to $35,730 from $129,325 for the quarter ended June 30, 2002. These expenses consist, among other things, of office supplies, insurance, and other miscellaneous expenses. The decrease in these expenses resulted from the reduced cost of operations resulting from the cessation of operations of LGSI in November 2002.

Liquidity and Capital Resources

The Company has incurred continuing net losses from fiscal year December 31, 2002 through the second quarter of fiscal 2003 and working capital and stockholders' capital deficiencies as of June 30,2003 and December 31, 2002, respectively. As a result, the Company has continued to experience net cash outflows from operations. The Company is in the process of receiving and evaluating various investment proposals related to Laidlaw. If an understanding with a third party cannot be reached, the Company will have to consider all alternatives including the potential termination of operations.

If the cash flow problems continue and we are unable to obtain financing from the sale of our equity and/or debt securities, the ability of the Company to implement its strategic plan and continue the current levels of its operations will be impaired.

Laidlaw has developed a business plan to rebuild its operations and attempt to establish its return to profitability. The plan aims to maximize long-term shareholder value through the mutual development of its investment banking operations and of its property interests. The revenue model is balanced between the less predictable cash flow characteristics of the merchant banking operations with the more predictable pattern generated by Laidlaw Properties. The merchant banking operations will source their revenue from conventional retainers and fees, fund raising and the equity participation carried into their client companies. Smoothing this revenue stream out will be the associated fees earned from the Investment Management operations. Laidlaw Properties will benefit from the sale of developed sites and rental income earned from property on its books.

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

                            Laidlaw Properties. Inc.

1. Identify and attempt to complete the development of a resort project if due diligence confirms the viability of said project.

2. Evaluate for the purpose of acquisition for shares or through capital raising any viable project that would meet the recommendations of Laidlaw Properties' Chief Executive.

3. Study the potential of developing Laidlaw Properties United States commercial property portfolio

4. Study the potential of developing Laidlaw Properties United Kingdom commercial property portfolio in a Joint Venture with a major International Real Estate development Company.

Laidlaw Properties is currently reviewing certain acquisitions for projects that have already been built, on very favorable terms that can be sold immediately as timeshares, without the risks or delays associated with construction and development. The property division will also act as a fee based real estate manager and as an advisor to developers and institutional investors, as a real estate broker of commercial properties and Hotel Properties and as a General Partner in real estate syndication transactions of commercial properties such as office buildings industrial properties or shopping centers. The Company anticipates earning fees and commissions during the current financial year to generate a positive cash flow in the real estate division while at the same time expanding the Company's real estate portfolio of owned and managed properties.

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

Galacticomm Technologies, Inc. vs. Laidlaw Global Securities, Inc.

Laidlaw Global Securities, Inc. ("LGSI") is a defendant in a legal matter involving the underwriting and initial public offering of Galacticomm Technologies, Inc. ("Galacticomm") shares. The lead underwriters for the Galacticomm IPO were First Equity Corporation of Florida and Security Capital Trading, Inc. ("Lead Underwriters"). The Lead Underwriters entered into a sub-underwriting agreement with various sub-underwriters, including LGSI. Pursuant to said Agreement, LGSI agreed to purchase 200,000 shares of Galacticomm at $5.40 per share ($1,080,000) and 200,000 warrants of Galacticomm at $0.09 per warrant($18,000). Additionally, the Company agreed to guarantee the purchase of an additional 20,000 shares and warrants if deemed necessary. On the eve of the IPO, the lead underwriters aborted the IPO based upon what they, in their sole discretion, believed was a declining market in the U.S. and abroad. Pursuant to the underwriting agreement between Galacticomm and the Lead Underwriters, the Lead Underwriters had the right, in their sole discretion, to abort the IPO in the event of adverse conditions. Galacticomm commenced suit against the entire underwriting group in a Florida state court seeking damages for breach of the underwriting agreement. The Sub-Underwriters jointly engaged Florida counsel to defend them in this proceeding and they are vigorously defending this matter under the theory that the Lead Underwriters were justified in aborting the IPO based upon a dramatic downturn in the world financial community which jeopardized all the underwriters' abilities to sell Galacticomm shares to its investors at the time of the IPO.

Before this matter could proceed to trial, all remaining defendants reached a settlement agreement with plaintiff. The settlement agreement provided for LGSI to pay the sum of $72,500 over four quarterly installments. However, LGSI breached the terms of the settlement agreement resulting in a judgment against the Company in the amount of $1,378,681 (with interest accruing at the rate of 9% per annum from January 21, 2003). Since this judgment is against LGSI only, the Company's counsel believes that plaintiff can enforce this judgment only against LGSI and not against any of the other Laidlaw entities, including the parent entity. Furthermore, it is the opinion of the Company counsel that in the event LGSI has sufficient capital to pay the original settlement amount, plaintiff will accept this sum in full satisfaction of the aforementioned judgment. Of course, there is no guarantee that this will occur. Management had initially indicated its intent to appeal the judgment in the state of Florida. However, given the non-impact of this matter on the parent company and the cessation of operations of the subsidiary concerned by this issue, management has opted for no further action on this matter.

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

Estate of Harold Slote v. Laidlaw Global Securities, Inc. ("LGSI"), Drake Capital Securties, Inc. ("Drake"), Gruntal & Co., LLC ("Gruntal") et al.

The Claimant alleges that a registered representative while employed at LGSI, Drake and Gruntal, made investments on behalf of Harold Slote which were unsuitable and in contravention of Mr. Slote's investment goals. Plaintiff seeks $36,091 in compensatory damages against LGS and $571,193 from all defendants for alleged lost opportunities, interest, attorney's fees, costs and punitive damages. In response to the motion by LGS counsel, the case was dismissed in August, 2002.

Liptak v. Laidlaw Holdings Asset Management, Inc. Laidlaw Global Securities, Inc. et al

The Claimant alleges unauthorized trades, unsuitability, fraud, conversion, breach of fiduciary duty by a former registered representative and failure to properly supervise. A hearing was held on the matter by an NASD arbitration panel in July 2002 and post-hearing memoranda have been submitted. Claimant seeks damages in excess of $750,000. LGSI was aware that the registered representative had been terminated by another broker/dealer for "selling away", i.e. conducting business on behalf of a customer outside of the firm and without the firm's knowledge.

LGSI hired the registered representative but imposed enhanced supervisory/compliance procedures. Notwithstanding the procedures and unbeknownst to LGSI, the registered representative continued the practice of "selling away" and the issue is whether LGSI took necessary measures to prevent the registered representative from harming his customers while at LGSI. On the merits of the denial of liability position by LGSI, the decision in favor of Laidlaw was rendered in June, 2002.

Bergmann v. Laidlaw Global Corp. and Roger Bendelac

Robert Bergmann, Jr., a former customer of Laidlaw Global Securities, has filed a NASD Arbitration against Laidlaw Global Corp. and Roger Bendelac individually, seeking $953,000 in damages based upon allegations that Roger Bendelac failed to sell Bergmann's shares of Laidlaw's common stock upon the expiration of the restrictive period. At the time the stock was issued, as a conversion from a Laidlaw Holdings, Inc. Convertible Subordinated Note, the common stock carried a one year restriction on the re-sale of the stock pursuant to Rule 144 of the Securities Exchange Act; i.e., the holder had to hold the security for a minimum of one year before selling it. According to the Statement of Claim, Bergmann obtained this stock in August 1999, as he inherited this account from his father Robert Bergmann, Sr., and instructed Bendelac to sell his shares in January 2000. However, Bendelac failed to sell Bergmann's shares and by the summer of 2000, the value of this security dropped substantially. It should also be noted that by this time, Roger Bendelac has been elevated to CEO and no longer handled the Bergmann account. Claimant is seeking the difference in the value of the stock at the time he instructed Bendelac to sell the shares, versus the current value of his holdings. The Statement of Claim further alleges that Bendelac misrepresented the law to Mr. Bergmann, specifically as it pertained to the restrictive legend, as a means of justifying the failure to sell his stock. By doing so, it is alleged that Bendelac was able to limit the amount of stock that hit the market, thereby artificially preserving the value of Laidlaw's stock and the value of Bendelac's holdings in this security.

Upon a review of the facts and the law, and based upon Claimant's admissions as to the applicable dates, it appears that as of January 2000, Bendelac was unable to carry out Bergmann's instructions based upon Rule 144. As the stock was acquired by Bergmann in August 1999, based upon the fact that the security was subject to a one year holding period, Bendelac could not have sold this stock for Bergmann until August 2000, at the earliest. As such, this Claim should be dismissed as a matter of law.

Counsel has interposed an answer to the Statement of Claim on behalf of Bendelac and the Company and has petitioned the NASD for dismissal based upon the applicable statute: Rule 144. This application was supported by an affidavit from Laidlaw's corporate counsel who joined in the position that the stock was restricted and was incapable of being sold legally. If the security could not be sold until August 2000, Claimant's damages were not proximately caused by any of the acts complained of in the Statement of Claim, but by market forces responsible for the stock's decline. Because of the issues surrounding the appointment of arbitrators in California, no NASD panel has yet been appointed. To date, Claimant's counsel has not responded to Respondents' motion to dismiss.

Counsel has had numerous conversations with Claimant's counsel about reaching a settlement. Laidlaw has offered a nuisance value settlement of $4,000. Claimant's counsel has indicated that he is favorably disposed to accepting this sum given the pending motion, his review of the applicable law as set forth in my motion to dismiss, and based upon Laidlaw's dire financial circumstances. He further informed Laidlaw counsel that his client has yet to accept or reject the offer of settlement but in any event, Claimant's counsel has indicated that given the aforementioned circumstances, he will not proceed to represent Claimant in this matter if Claimant is unwilling to settle this case for the sum set forth in our offer. Naturally, his decision to withdraw is not binding nor can we conclude that Claimant won't continue the matter with substitute counsel. However, this office remains confident in the merits of Respondents' defenses. It should also be noted that the real party [Respondent] in this matter should be Laidlaw Global Securities, as opposed to Laidlaw Global Corp. If and when a NASD Panel is appointed, the company will amend its motion to include dismissal based upon the wrong party in interest. Counsel is optimistic, however, that given Claimant's lack of prosecuting this matter in any aggressive fashion, and based upon conversations with Claimant's counsel, as set forth above, it is unlikely this matter will reach the hearing phase.

Thomas v. Laidlaw Global Securities, Inc., Coleman & Co. and Andrew Fine.

Shaji Mathew Thomas filed a Statement of Claim with the NASD against Laidlaw Global Securities, Inc. (LGSI) Andrew Fine, its former registered representative, and Coleman & Co., alleging the Respondents are liable to him for an amount between $100,000 and $500,000. Claimant asserts an array of theories of liability including breach of contract and warranties, to claims of fraud and deceptive trade practices. In reality, the Statement of Claim centers around the issue of suitability and LGSI's failure to properly supervise Fine while he was employed at LGSI and handled Thomas' account at the company. In particular, Claimant Thomas alleges that his former broker Andrew Fine recommended unsuitable investments on Thomas' behalf and subjected his account to unnecessary risks that Claimant was unable to withstand. This speculative investment strategy was allegedly contrary to Claimant's investment objectives and inappropriately placed his "life savings" at risk and ultimately dissipated. The stock Claimant focused on was in a company known as Razorfish. It should be known that Razorfish is, itself, the target of intense regulatory scrutiny for committing securities fraud and thus, to the extent Fine was caused to make any misrepresentations, we have the added defense that Fine believed his representations to be true at the time he made them to Thomas based upon information Razorfish was disseminating to the public.

Laidlaw counsel has interposed an Answer on behalf of LGSI but not on behalf of its former broker Fine who is representing himself. Apparently, the acts complained of primarily occurred while Fine was employed at Coleman & Co. where Claimant had his account prior to it being transferred to Laidlaw. Razorfish, the security complained of the most by Claimant, was purchased well before Claimant transferred his account to LGSI and only represented a small percentage of the value of Claimant's losses, if any. While LGSI had many valid defenses, in spite of this, LGSI elected to enter into a "nuisance value" settlement with Claimant in the amount of $4,990 reached in May, 2003. To date, this sum is overdue and LGSI is in default on its payment obligation. However, because LGSI is no longer a registered entity, there is little Claimant can do to enforce this settlement. Laidlaw, the parent company, has no exposure on this claim or for the settlement.

David Bottoms, Jr. v. Laidlaw Global Corp, et al.

On or about December 21, 2001, David Bottoms entered into two contracts with Laidlaw Global Corp. The first agreement (Acquisition Agreement) provided Laidlaw would purchase certain rights and interests owned by Bottoms in consideration for the payment of $300,000 and enter into a three year consulting agreement in which Laidlaw agreed to pay Bottoms the sum of $100,000 per year. Laidlaw paid the $300,000 acquisition fee and paid $50,000 toward the three year consulting agreement. However, after the Company encountered cash flow difficulties, Laidlaw was unable to pay the balance of $250,000. However, Bottoms was not required to provide any consulting services to the company as a result.

On or about December 19, 2002, Bottoms commenced a lawsuit in the Supreme Court of the State of New York, County of New York against Laidlaw Global Corp., Laidlaw Holdings, Inc., Laidlaw Global Securities, Inc. and Laidlaw Global Properties, Inc. alleging breach of the aforementioned agreements and seeking $250,000 in damages plus 7% interest. After some preliminary motion practice between the parties, Laidlaw's counsel interposed an answer and the matter proceeded to trial on an expedited basis on July 14, 2003. At the trial, the parties reached a settlement in which the Company agreed to pay the sum of $20,000 to the Law Office of Bottoms' attorneys within forty-five days. The company further agreed to give Bottoms $300,000 worth of non-voting Preferred Stock of Laidlaw Global Corp. with no coupon, ($1.00 par value @ liquidation) with the option to covert those shares to 3,000,000 shares of Laidlaw Global Corp. common stock. He may convert to the common at any time prior to three years at $0.10 per share and at the end of three years, he may convert at a price of $0.10 or the then prevailing market price, whichever is lower. In consideration of the foregoing, Bottoms has discontinued his action against Laidlaw Global Corp. with prejudice.

S.L. Greene vs. Laidlaw Holdings, Inc.

Laidlaw Holdings, Inc., the leaseholder to the Company's office spaces at 100 Park Avenue defaulted on its lease agreement with its landlord SL Greene. As a result, SL Greene has obtained a judgment against Laidlaw Holdings, Inc. in excess of $500,000. The Company has voluntarily vacated the premises. There is no way of knowing at this time whether SL Greene intends to seek enforcement of its judgment in light of its awareness of the Company's current financial status.

Richard Tuten vs. Laidlaw Global Securities, Inc.

Claimant Richard Tuten commenced a NASD Arbitration against Laidlaw Global Securities, Inc. seeking $821,226 in compensatory damages alleging that LGSI fraudently induced Tuten to personally guarantee certain loans for his company under the guise that LGSI would raise $3,000,000 in private funding only to purposely withhold its successful fund raising efforts in an effort to drive the company into bankruptcy so other LGSI clients could buy Tuten's company's assets for pennies on the dollar.

Counsel has interposed an answer on behalf of LGSI and has raised Statute of Limitations as an affirmative defense. The matter has proceeded to a pre-hearing (scheduling) conference before the assigned NASD Arbitration Panel and the matter is now scheduled to be heard in Orlando, Florida the entire week of December 8, 2003. It is counsel's intention to move for the dismissal of the entire action based upon the Statute of Limitations defense, as well as other pleadings irregularities and if made, the motion is scheduled to be orally argued before the Panel (by telephone) on September 15, 2003. It is counsel's belief that the matter should be dismissed as a matter of law. However, NASD panels are often reluctant to dismiss actions rather than dispose of them on the merits and there is no way to determine at this juncture how this motion will be received. In any event, it is counsel's opinion that Claimant will not prevail on his underlying claims and in any event, Laidlaw Global Corp., the parent company, has no exposure.

Equilease vs. Globeshare, Inc., Laidlaw Global Corp. et al

Claimant alleges the respondents are liable to them for the amount of $190,000 based on non fulfillment of a lease agreement by the Globeshare, Inc. subsidiary and non fulfillment of guarantee by Laidlaw Global Corp. Laidlaw Global Corp. has proposed a settlement through the issuance of non-voting interest bearing preferred stock with a 3-year maturity and a conversion feature at maturity. Equilease has agreed to the settlement which will provide for the issuance of $190,000 in a Series A Preferred Stock with a convertible feature and of 600,000 warrants of the Company's common stock with a $.10 exercise price. The detailed agreements are being worked out between respective Counsels.

NASD Regulatory Matter

NASD's regulatory arm had commenced a formal investigation against LGSI stemming from certain trading activities LGSI engaged in the stock of the Company during the period June 1999 through September 1999. The NASD alleges that a firm trader and others improperly traded restricted shares of the Company from the LGSI proprietary account. Further, NASD alleged, and trading records confirmed, LGSI may have engaged in improper solicited agency trades of the Company's restricted stock during this period. If the allegations were proven true, the aforementioned trades would have been in violation of securities rules and regulations.

After submitting a Wells submission (a legal brief outlining the reasons why charges should not be brought against Laidlaw Global Securities, Inc.) LGSI has signed a settlement agreement with the NASD wherein LGSI agreed to a censure and a fine in, the amount of $50,000 to be paid on a scheduled basis. There were no admissions of wrongdoing by LGSI and once the fine is paid, the matter will be deemed concluded.

Since LGSI no longer exists as a corporate entity, the Company, being the ultimate parent, took upon itself to satisfy this obligation to the NASD. On April 30, 2002, the Company proposed the following payment schedule that would be feasible considering the financial difficulties of the Company: $12,500 paid with the proposal as initial payment and the balance payable in installments of $6,250 each from July 1, 2003 to October 1, 2004. Interest was proposed at the appropriate minimal interest authorized by the Internal Revenue Service
(IRS).The NASD communicated their agreement with the Company upon their receipt of the proposal. So far the Company has met the initial $12,500 payment due under the terms of the agreement on behalf of its former subsidiary and intends to pay the balance when and if its cash position allows it to do so in the future, provided its Board continues to approve the voluntary repayment on behalf of its former subsidiary.

American Stock Exchange Listing Matter

On April 10, 2003 the staff of American Stock Exchange (AMEX) confirmed with the management of the Company the intention of AMEX to proceed with the filing of an application with the Securities and Exchange Commission (the "SEC") to strike the Company's common stock from listing and registration on the Exchange. AMEX had earlier advised Laidlaw Global Corporation in April 2002 that Laidlaw was in breach of two continuing listing requirements of the Exchange, namely, its equity was below the required minimum and that it had reported losses two of the previous three years. Laidlaw submitted a business plan to AMEX outlining its strategy to cure the defaults over the next three to four quarters and requested AMEX to maintain the listing as long as Laidlaw continued to meet the goals set out in the business plan. Given the continuing difficult markets, Laidlaw has ascertained that it will be unable to meet the deadline set forth in the business plan to comply with the AMEX listing standards. Moreover, the AMEX has notified Laidlaw in its most recent communication that the Company presently is in breach of additional listing requirements, including its failure to hold a shareholders' meeting in a timely manner. The Company does not agree with all of the issues in the AMEX notification and has the right to appeal the AMEX notification. Laidlaw's Board of Directors reviewed the merits of appealing the notification but has decided that it will not be in compliance with AMEX's listing requirements, given the Company's financial performance in the latest fiscal year. Consequently, Laidlaw filed an application on April 21, 2003 with the SEC to withdraw its common stock from trading and registration on the AMEX. On May 21, 2003, the SEC notified the Company that, upon consideration of the facts stated in Laidlaw's application for voluntary delisting, the SEC approved the Company's said application effective the opening of business on May 22, 2003. The Company is making all efforts to facilitate the trading of its shares on the OTC Bulletin Board and will cooperate with any qualified party interested in sponsoring such application. Meanwhile, the Company's stock is eligible for trading in the Pink Sheets and it is the Company's understanding that there are existing market makers for the Company's shares in the Pink Sheets. Laidlaw is current with all its SEC filings and intends to remain a fully reporting Company.

Securities and Exchange Commission Regulatory Matter

On March 5, 2002, Grant Thornton LLP ("Grant") notified the Laidlaw Board of Directors that pursuant to Section 10A of the Exchange Act of 1934 (the "Grant Report"), in their belief, an illegal act or acts may have occurred at Laidlaw during 2001 with respect to the repricing of stock options. Grant alleged in part that neither management nor the Board of Directors had taken sufficient steps to determine whether an illegal act had occurred within the meaning of Section 10A of the Exchange Act of 1934 and, accordingly, Grant notified the Securities and Exchange Commission
(SEC). At the current time, the Securities and Exchange Commission (SEC) has commenced a formal investigation into this matter.

To date the Company and its employees are fully cooperating with the Commission's investigation and no formal proceedings against the Company have been commenced by the Commission. At this time, there is no way for Counsel to make any determination as to the potential liability of the Company in this matter, if any, should formal proceedings be commenced.

Other

Unbeknownst to Laidlaw Global Corporation, it has been discovered that Laidlaw was named in an action in the U.S. Western District Court of New York against Howe & Rusling, Inc. ("H&R"), a subsidiary of H & R Acquisition Corp.("HRAC"), which was a former subsidiary of Laidlaw, along with H&R's new owners, Third Security LLC ("Third Security"), and several employees of H&R in an age and sex discrimination employment lawsuit from a former female employee of H&R, in connection with the employee's termination from H&R in 2001. H&R had undertaken the defense of the matter on behalf of Laidlaw without informing Laidlaw of the proceedings based on an indemnification agreement in the sale contract of H&R to Third Security. Because Laidlaw was not an employer of said plaintiff and it is further contractually indemnified by Third Security, management believes it cannot have any liability in this matter.

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

                           LAIDLAW GLOBAL CORPORATION


August 14, 2003                              By: /s/ Roger Bendelac
                                                 -----------------------------
                                                 Roger Bendelac,
                                                 Chief Executive Officer