Form 10QSB
period 2003-09-30
LAIDLAW GLOBAL CORP
filed 2003-11-19
CIK 869026

U.S. Securities and Exchange Commission
                             Washington, D.C. 20549

                                   Form 10-QSB

              |X| QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2003

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

Yes |X| No |_|

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 38,705,738 shares of common stock as of September 30, 2003

Transitional Small Business Disclosure Format (check one)

Yes |_| No |X|

                                TABLE OF CONTENTS

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

a) Consolidated Balance Sheets at September 30, 2003 and
   December 31, 2002 ............................................          3

b) Consolidated Statements of Operations for the three and
   nine months ended September 30, 2003 and 2002 ................          4

c) Consolidated Statements of Cash Flows for the three and
   nine months ended September 30, 2003 and 2002 ................          5

d) Notes to Consolidated Financial Statements ...................    6 to 17

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS .....................   18 to 29

PART II OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS .......................................   29 to 35

ITEM 5. OTHER INFORMATION .......................................
ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          a) EXHIBITS ...........................................   35 to 36

          b) REPORTS ON FORM 8-K ................................   36 to 37

SIGNATURES ......................................................         38

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                   Laidlaw Global Corporation and Subsidiaries

                           CONSOLIDATED BALANCE SHEETS

                                                                      September 30, 2003      December 31, 2002
                                                                      ------------------      -----------------
                                                                         (Unaudited)
                         ASSETS
Current Assets
Cash and cash equivalents                                               $      4,587            $     28,674
Receivable from clearing broker and other receivables                          1,193                  78,077
Notes receivable                                                                  --                 150,000
Deposits                                                                          --                  17,899
Prepaid expenses and other current assets                                     18,016                  87,131
                                                                        ------------            ------------

TOTAL ASSETS                                                            $     23,796            $    361,781
                                                                        ============            ============

             LIABILITIES AND STOCKHOLDERS' DEFICIENCY

Current Liabilities
Accounts payable and accrued expenses                                    $ 2,924,487               2,850,284
Commissions and compensation payable                                              --                   2,509
Capitalized lease obligations                                                175,273                 394,643
Other payable                                                                140,000                 140,000
                                                                        ------------            ------------

TOTAL LIABILITIES                                                          3,239,760               3,387,436
                                                                        ------------            ------------

Commitments and contingencies
Stockholders' equity

Preferred Stock; 1,000,000 shares authorized by the Company
Preferred A; $1.00 stated value; 190,000 shares issued by the
    Company as of September 30, 2003                                         190,000                      --

Common Stock; $.00001 par value; 50,000,000 shares
    authorized of the Company; 44,506,038 and 38,932,865 shares issued by the Company as of September 30, 2003 and December 31,
    2002, respectively                                                           445                     389

Additional paid - in capital                                              40,216,427              39,990,807
Treasury stock, at cost -5,800,300 shares                                 (2,491,365)             (2,491,365)

Accumulated deficit                                                      (41,131,471)            (40,525,486)
                                                                        ------------            ------------

TOTAL STOCKHOLDERS' DEFICIENCY                                            (3,215,964)             (3,025,655
                                                                        ------------            ------------

TOTAL LIABILITIES & STOCKHOLDERS' DEFICIENCY                            $     23,796            $    361,781
                                                                        ============            ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Laidlaw Global Corporation and Subsidiaries

                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                                   Three months ended                  Nine months ended
                                                                     September 30,                        September 30,
                                                             ------------------------------      ------------------------------
                                                                 2003              2002             2003              2002
                                                             ------------      ------------      ------------      ------------
REVENUES
  Gross commissions                                          $         --      $    209,700      $         --      $  2,105,037
  Asset management fees                                                --            52,692                --           172,397
  Corporate finance & private placement fees                           --            12,500            75,000           106,389
  Investment trading profits (losses)                                  --          (283,584)               --        (1,041,593)
  Other                                                            19,732            59,547           235,333           148,798
                                                             ------------      ------------      ------------      ------------

       Total Revenue                                               19,732            50,855           310,333         1,491,028
                                                             ------------      ------------      ------------      ------------

EXPENSES
  Salaries and other employee costs                                19,162           476,326           351,215         1,602,519
  Charge (reversal of charge) related to variable options              --          (153,797)               --          (754,712)
  Commissions                                                          --           126,311                --         1,057,043
  Clearing fees                                                        --            46,637             6,697           248,887
  Rent and utilities                                                7,738           219,224           193,801           568,580
  Depreciation and amortization                                        --            88,573                --           268,053
  Client-related marketing                                             --             2,295             2,880             6,280
  Travel and entertainment                                            200            65,080             8,381           221,394
  Professional fees                                                17,009           308,330           171,671         l,183,899
  Dues and assessments                                                326            24,243            15,342           113,177
  Communication and information systems                             3,375           140,174            55,149           477,574
  Office                                                               --            41,766             3,711           139,250
  Interest                                                             --            30,524             2,089            84,254
  Loss from notes receivable write offs                                --                --            60,469                --
  Loss from sale of subsidiary                                         --          (275,000)               --          (238,530)
  Settlement of liability                                              --                --                --          (289,879)
  Charge in connection with share exchange                             --                --             3,329            73,708
  Provision for doubtful accounts                                      --            96,212                --           151,640
  Other                                                            19,504            79,056            70,512           198,194
                                                             ------------      ------------      ------------      ------------

      Total Expenses                                               67,314         1,315,954           945,246         5,111,331
                                                             ------------      ------------      ------------      ------------

Loss before income taxes:                                         (47,582)       (1,265,099)         (634,913)       (3,620,303)

  Income Tax Refund                                               (28,928)               --           (28,928)               --
                                                             ------------      ------------      ------------      ------------

NET LOSS                                                          (18,654)       (1,265,099)         (605,985)       (3,620,303)

  Accumulated deficit, beginning of period                    (41,112,817)      (38,307,207)      (40,525,486)      (35,952,003)
                                                             ------------      ------------      ------------      ------------

  Accumulated deficit, end of period                         $(41,131,471)     $(39,572,306)     $(41,131,471)     $(39,572,306)
                                                             ============      ============      ============      ============

NET LOSS PER SHARE
  Basic                                                      $     (.0005)     $       (.04)     $       (.02)     $       (.13)
                                                             ============      ============      ============      ============
  Diluted                                                    $     (.0005)     $       (.04)     $       (.02)     $       (.13)
                                                             ============      ============      ============      ============
WEIGHTED AVERAGE NUMBER OF SHARES
OUTSTANDING
  Basic                                                        36,774,627        29,849,032        35,683,592        28,505,804
                                                             ============      ============      ============      ============

  Diluted                                                      36,774,627        29,849,032        35,683,592        28,505,804
                                                             ============      ============      ============      ============

The accompanying notes are an integral part of these consolidated financial statements.

                   Laidlaw Global Corporation and Subsidiaries
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                            Three months ended September 30,     Nine months ended September 30,
                                                                2003                2002             2003                2002
                                                            -----------         -----------      -----------         -----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss                                                    $   (18,654)        $(1,265,099)     $  (605,985)        $(3,620,303)
Adjustments to reconcile net income (loss) to net
cash provided by (used in) operating activities:
Depreciation                                                         --              88,574               --             268,054
Deferred rent                                                    (7,430)             (7,429)         (22,289)            (22,288)
Income on convertion of vouchers payable to preferred stock     (17,446)                 --          (17,446)                 --
Loss from notes receivable write down                                --                  --           60,469                  --
Provision for doubtful accounts                                      --              96,212               --             151,640
Charge in connection with share exchange                             --                  --            3,329              73,708
Reversal of charge related to variable options                       --            (153,797)              --            (754,712)
Unrealized loss on securities                                        --             134,015               --             271,825

(Increase) decrease in operating assets:
  Due from clearing brokers and other receivables                    --             (81,948)          66,426             143,279
  Marketable securities owned                                        --             121,665               --             175,562
  Deposit                                                            --                  --            9,299              12,823
  Prepaid and other asset                                        22,347              83,958           69,115             214,572
Increase (decrease) in operating liabilities
  Marketable securities sold but not yet purchased                   --             (42,500)              --                (930)
  Accounts payable and accrued expenses                         (14,774)            184,326          105,405            (284,985)
  Commission and compensation payable                                --             (36,839)          (2,509)           (168,183)
  Deferred revenue                                                   --                  --               --             (99,722)
                                                            -----------         -----------      -----------         -----------

Net cash provided by (used in) operating activities             (35,957)           (878,862)        (334,186)         (3,639,660)

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from issuance of common stock                         36,400             500,000          218,693             500,000
  Purchase of treasury stock                                         --              (2,168)              --             (76,311)
  Repayment of notes payable                                         --             (25,000)              --            (657,058)
  Proceeds from collection of notes receivable                       --                  --           99,989           2,065,000
  Payment for leased equipment                                       --            (102,210)          (8,583)           (288,168)
                                                            -----------         -----------      -----------         -----------

Net cash provided by (used in) financing activities              36,400             370,622          310,099           1,543,463
                                                            -----------         -----------      -----------         -----------

NET (DECREASE) INCREASE IN CASH                                     443            (508,240)         (24,087)         (2,096,197)

CASH - BEGINNING OF PERIOD                                        4,144             632,162           28,674           2,220,119
                                                            -----------          -----------      -----------         -----------

CASH - END OF PERIOD                                        $     4,587         $   123,922      $     4,587         $   123,922
                                                            ===========         ===========      ===========         ===========

Supplemental disclosure for cash flow information:

  Cash paid during the period for interest                  $        --         $    30,524      $     2,089         $    84,254
                                                            ===========         ===========      ===========         ===========
  Issuance of preferred stock in settlement of
     lease payable                                          $   193,654         $        --      $   193,654         $        --
                                                            ===========         ===========      ===========         ===========

The accompanying notes are an integral part of these consolidated financial statements.

                   Laidlaw Global Corporation and Subsidiaries

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                            As of September 30, 2003
And for the nine and three months ended September 30, 2003 and 2002

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

The accompanying consolidated financial statements have been prepared on a going concern basis, which contemplates the realization of assets and satisfaction of liabilities in the normal course of business. The Company has suffered recurring losses and has a significant accumulated deficit as of September 30, 2003. In addition, the Company continues to incur substantial losses. Accordingly, the Company anticipates that it will require additional sources of funding during 2003 to maintain its operations. The Company is dependent on outside sources of financing and is presently pursuing several alternatives, although no additional financing is imminent. These conditions raise substantial doubt about the ability of the Company to continue as a going concern. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

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

NOTE C - NET CAPITAL REQUIREMENTS

The Company's broker-dealer subsidiaries were subject to the Securities and Exchange Commission's Uniform Net Capital Rule (SEC Rule 15c3-1), which requires the maintenance of minimum net capital and requires that the ratio of aggregate indebtedness to net capital, both as defined, shall not exceed 15 to 1 for Laidlaw Global Securities. At September 30, 2002, Laidlaw Global Securities was required to maintain minimum net capital of $115,158 and had total net capital of $357,103 which was $241,945 in excess of its minimum requirement. As discussed in Note D, during the quarter ended September 30, 2002 Laidlaw Global Securities received $1,197,174 of additional capital and a $67,673 paydown on an intercompany receivable from the Company.

NOTE D - NOTES PAYABLE AND SUBORDINATED BORROWINGS

There were no outstanding notes payable and borrowings under subordination agreements at September 30, 2003.

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

Counsel has interposed an answer to the Statement of Claim on behalf of Bendelac and the company and has petitioned the NASD for dismissal based upon the applicable statute; Rule 144. This application was supported by an affidavit from Laidlaw's corporate counsel who joined in the position that the stock was restricted and was incapable of being sold legally. If the security could not be sold until August 2000, Claimant's damages were not proximately caused by any of the acts complained of in the Statement of Claim, but by market forces responsible for the stock's decline. Because of the issues surrounding the appointment of arbitrators in California, no NASD panel has yet been appointed. To date, Claimant's counsel has not responded to Respondents' motion to dismiss.

Counsel has had numerous conversations with Claimant's counsel about reaching a settlement. Laidlaw has offered a nuisance value settlement of $4,000 back in early 2002. Claimant's counsel has indicated that he is favorably disposed to accepting this sum given the pending motion, his review of the applicable law as set forth in Counsel's motion to dismiss, and based upon Laidlaw's dire financial circumstances. He further informed Laidlaw counsel that his client has yet to accept or reject the offer of settlement but in any event, Claimant's counsel has indicated that given the aforementioned circumstances, he will not proceed to represent Claimant in this matter if Claimant is unwilling to settle this case for the sum set forth in our offer. Since these conversations between counsels more than six months ago, there have been no further conversations with Claimant's counsel, nor has Claimant taken any affirmative steps to continue the prosecution of this action. It is Laidlaw counsel's opinion that there exists no liability to the company. It should also be noted that the real party [Respondent] in this matter should be Laidlaw Global Securities, as opposed to Laidlaw Global Corp. Should the matter continue to be prosecuted, and a NASD Panel is appointed, the company will amend its motion to include dismissal based upon the wrong party in interest. Counsel is optimistic, however, that given Claimant's lack of prosecuting this matter in any aggressive fashion, and based upon conversations with Claimant's counsel, as set forth above, it is unlikely this matter will reach the hearing phase.

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

Laidlaw counsel has interposed an Answer on behalf of LGSI but not on behalf of its former broker Fine who is representing himself. Apparently, the acts complained of primarily occurred while Fine was employed at Coleman & Co. where Claimant had his account prior to it being transferred to Laidlaw. Razorfish, the security complained of the most by Claimant, was purchased well before Claimant transferred his account to LGSI and only represented a small percentage of the value of Claimant's losses, if any. While LGSI had many valid defenses, in spite of this, LGSI elected to enter into a "nuisance value" settlement with Claimant in the amount of $4,990 reached in May, 2003. To date, this sum is overdue and LGSI is in default on its payment obligation. Claimant's counsel has threatened to commence a new and separate action for breach of the settlement agreement naming former principals of LGSI. The proposed claim also seeks to include the original claim "settled" by the company. Should Claimant carry forth with the threat of subsequent litigation, in Laidlaw counsel's opinion no liability exists against these individuals. There is a near certainty Claimant would prevail against LGSI for the $4,990 settlement fee plus additional costs and fees for Claimant having to commence an enforcement action. However, because LGSI is no longer a registered entity, there is little Claimant can do to enforce this settlement. Laidlaw, the parent company, has no exposure on this claim or for the settlement.

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

On or about December 19, 2002, Bottoms commenced a lawsuit in the Supreme Court of the State of New York, County of New York against Laidlaw Global Corp., Laidlaw Holdings, Inc., Laidlaw Global Securities, Inc. and Laidlaw Global Properties, Inc. alleging breach of the aforementioned agreements and seeking $250,000 in damages plus 7% interest. After some preliminary motion practice between the parties, Laidlaw's counsel interposed an answer and the matter proceeded to trial on an expedited basis on July 14, 2003. At the trial, the parties reached a settlement in which the Company agreed to pay the sum of $20,000 to the Law Office of Bottoms' attorneys within forty-five days. The company further agreed to give Bottoms $300,000 worth of non-voting Preferred Stock of Laidlaw Global Corp. with no coupon, ($1.00 par value @ liquidation) with the option to covert those shares to 3,000,000 shares of Laidlaw Global Corp. common stock. He may convert to the common at any time prior to three years at $0.10 per share and at the end of three years, he may convert at a price of $0.10 or the then prevailing market price, whichever is lower. In consideration of the foregoing, Bottoms has discontinued his action against LGC with prejudice. To date, none of the terms of the settlement were performed and demands for performance have been made. Laidlaw intends to implement the terms of the settlement as soon as circumstances make it feasible. Certain actions have to be undertaken prior to implementation such as an increase in the authorized shares of Laidlaw Common Stock because the conversion feature of the Preferred Stock could result in the issuance of the Common Stock beyond what is authorized. Laidlaw has represented to Bottoms Counsel that it is in the process of implementing steps required to complete the terms of the settlement agreement.

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

Counsel has interposed an answer on behalf of LGSI and has raised Statute of Limitations as an affirmative defense. The matter is now scheduled to be heard in Orlando, Florida the entire week of December 8, 2003. It is counsel's opinion that Claimant will not prevail on his underlying claims based upon the Statute of Limitations defense, as well as other pleadings and irregularities. Laidlaw Global Corp., the parent company, has no exposure in this matter.

Equilease vs. Globeshare, Inc., Laidlaw Global Corp. et al

Claimant alleged the respondents are liable to them for the amount of $190,000 based on non fulfillment of a lease agreement by the Globeshare, Inc. subsidiary and non fulfillment of guarantee by Laidlaw Global Corp. On June 18, 2003, the Company announced that it has agreed to settle the debt. In accordance with the agreement, in September, 2003 the Company issued $190,000 Principal of Preferred Stock with a 7% simple coupon payable quarterly and a 3-year maturity. The Preferred Stock have a convertible feature allowing for conversion into shares of the Common Stock of Laidlaw at a price of $0.10 or $0.20 if the conversion is forced by the warrant holder. As part of the same agreement, Laidlaw issued to the creditor 600,000 warrants of its Common Stock with a strike price of $0.10. The settlement agreements were concluded by Counsel, the shares have been issued and a Stipulation of Discontinuance have been received and is being filed with the Court.

Information Leasing Corporation vs. Global Electronics Exchange (renamed Globeshare Group, Inc.)and Laidlaw Global Corporation (as guarantor of certain equipment leases)

Information Leasing Corporation has moved the Court of Common Pleas, Hamilton, Ohio for a summary judgment against Global Electronic Exchange and Laidlaw GLobal Corporation as guarantor of certain lease obligations contracted by the now defunct subsidiary Global Electronic Exchange (renamed Globeshare Group, Inc.) for an amount of $ 81,337.23 plus accrued interest since the date of the alleged default in June 1, 2002. Laidlaw chose not to defend this action in the State of Ohio since any judgment would have to be transferred and defended in a New York jurisdiction. It is management's belief that it can offer defenses with respect to this liability as to the validity of the amount claimed as guaranteed by Laidlaw and it has chosen to await for a New York action prior to entering such defenses. Any potential judgment to be entered against the defunct subsidiary GLobeshare Group, Inc. is not deemed to affect Laidlaw. To date Laidlaw's management has not been made aware of any status as to the Motion for Summary Judgment requested in the Ohio Court by plaintiffs.

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

Other

Unbeknownst to Laidlaw Global Corporation, it has been discovered that Laidlaw was named in an action in the U.S. Western District Court of New York against Howe & Rusling, Inc. ("H&R"), a subsidiary of H & R Acquisition Corp. ("HRAC"), which was a former subsidiary of Laidlaw, along with H&R's new owners, Third Security LLC ("Third Security"), and several employees of H&R in an age and sex discrimination employment lawsuit from a former female employee of H&R, in connection with the employee's termination in 2001. H&R had undertaken the defense of the matter on behalf of Laidlaw without informing Laidlaw of the proceedings based on an indemnification agreement in the sale contract of H&R to Third Security. Because Laidlaw was not an employer of said plaintiff and it is further contractually indemnified by Third Security, management believes it cannot have any liability in this matter.

Effective November 1, 2003, Phoenix Consulting Group, the newly created division of Phoenix Securities Corp., entered into a six-month sublease agreement with a base monthly rent of $1,900 for an office space in New York City.

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

Laidlaw Global Securities, the now dissolved wholly owned subsidiary of Cardinal Holdings, Inc. (formerly Laidlaw Holdings, Inc.) which, in turn, is wholly owned by the Company, was substantially engaged in traditional trading, brokerage and investment banking services.

Foreign Operations and Major Customers: The Company had no significant assets or revenues (either external or intercompany) from operations in foreign countries for each of the two periods ended September 30, 2003 and 2002 other than commission and Investment Banking revenues from the activities of Laidlaw Global Securities on behalf of foreign and U.S. customers in foreign markets, amounting to $52,500 as of September 30, 2002, which approximates 3.52% of external revenue. Additionally, the Company had no significant individual customers (domestic or foreign) as of September 30, 2003, or for each of the periods ended September 30, 2003 and 2002.

The following table sets forth the net revenues of these industry segments of the Company's business.

                                                Nine months ended September 30,
                                                -------------------------------
                                                   2003                2002
                                                -----------        ------------
                                                          (Unaudited)
Revenue from external customers
    Asset management                            $        --        $    172,397
    Brokerage                                        75,031           1,286,584
    Corporate and other                             235,302              32,047
                                                -----------        ------------

Total external revenue                          $   310,333        $  1,491,028
                                                ===========        ============

Net (loss)
    Asset management                            $        --        $         --
    Brokerage                                        66,571          (2,942,414)
    Corporate and other                            (672,556)           (677,889)
                                                -----------        ------------

Total net (loss)                                $  (605,985)       $ (3,620,303)
                                                ===========        ============

Total assets (1)
    Asset management                            $        --        $         --
    Brokerage                                        85,392           2,755,998
    Corporate and other                             (61,596)            983,804
                                                -----------        ------------

 Total assets                                   $    23,796        $  3,739,802
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

                                                 Nine Months Ended September 30
                                                 ------------------------------
                                                     2003            2002
                                                 ------------    ------------
Net loss, as reported                            $   (605,985)   $ (3,620,303)

Add: Stock-based employee compensation
  expense included in  reported
  net loss, net of related tax effects                                754,712

Deduct: Total stock-based employee
  compensation expense determined under
  fair value based method for all awards,
  net of related tax effects                          (11,917)        (88,849)
                                                 ------------    ------------

Pro forma net loss                               $   (617,902)   $ (2,954,440)
                                                 ============    ============

Loss per share:
     Basic - as reported                         $      (0.02)   $      (0.10)
                                                 ============    ============

     Basic - pro forma                           $      (0.02)   $      (0.10)
                                                 ============    ============

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

                                                Nine Months Ended September 30
                                                ------------------------------
                                                    2003           2002
                                                ------------      ------------
                                                          (Unaudited)

Numerator
  Net loss applicable to common shares for
      basic and diluted earnings per share      $   (605,985)     $ (3,620,303)
                                                ------------      ------------

Denominator
    Weighted-average common shares for basic
       and diluted earnings per share             35,683,592        28,505,804
                                                ------------      ------------
Loss per common share
    Basic and diluted                           $       (.02)     $       (.13)
                                                ============      ============

All outstanding warrants and options were excluded from the computation of the diluted earnings per share because the Company incurred losses for the nine month period ended September 30, 2003 and 2002 and the effect would have been antidilutive.

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

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

Interest Rate Risk

As of September 30, 2003, the Company did not have any derivatives, non fixed-interest debt or hedges outstanding. Therefore, the Company was not subject to interest rate risk.

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

On March 26, 2003, the Board of Directors of Laidlaw Holdings, Inc. approved the dissolution of its wholly-owned subsidiary Laidlaw Global Securities, Inc. which was no longer engaged in broker-dealer activities. On the same date the Board of Directors of Laidlaw Global Securities, Inc. concurred with the resolution of the parent company. Accordingly, a Certificate of Dissolution was filed by Laidlaw Global Securities, Inc. with the State of Delaware on April 2, 2003.

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

In May 2003, the Company issued 133,140 shares of its common stock to certain shareholders of Globeshare Group, Inc. on a one-for-one exchange for stock of Globeshare Group, Inc. The exchange was valued at $3,328.

Laidlaw Properties, Inc. terminated on June 15, 2003 its agreement with Prince William Resort LLC to acquire the Whittier, Alaska property as a result of Laidlaw Properties, Inc. not having received an updated independent valuation report by the previously set June 15, 2003 deadline.

On June 18, 2003, the Company announced that it has agreed to settle a debt incurred as guarantor of certain obligations contracted by its past operated subsidiaries Globeshare Group, Inc. (formerly Global Electronic Exchange, Inc.) and Laidlaw Global Securities, Inc. for the leasing of computer hardware. In accordance with the agreement, in September, 2003 the Company issued $190,000 Principal of Preferred Stock with a 7% simple coupon payable quarterly and a 3-year maturity. The Preferred Stock have a convertible feature allowing for conversion into shares of the Common Stock of Laidlaw at a price of $0.10 or $0.20 if the conversion is forced by the warrant holder. As part of the same agreement, Laidlaw issued to the creditor 600,000 warrants of its Common Stock with a strike price of $0.10. The settlement agreements were concluded by Counsel, the shares have been issued and a Stipulation of Discontinuance has been received and is being filed with the Court.

In August 2003, the Company issued 1,640,000 shares of common stock to a partnership in which a principal officer and director has an interest in settlement of loans owed to the principal officer and director amounting to $16,400 ($.01 per share).

In September 2003, the Company issued 1,333,333 shares of common stock to foreign corporation unrelated to the Company in a private sale for $20,000 ($.015 per share).

On October 15, 2003, Stanley Ira Birnbaum resigned as a member of the Board of Directors and the Audit Committee. Laidlaw is in the process of placing a new candidate to fill the vacated position.

On October 29, 2003, the Company obtained a $25,000 loan from an unrelated party. Once the necessary registrations are completed, shares of Preferred stock that are convertible into Common Stock and that have warrants attached with no exercise rights until the increase in authorized Common Stock has been effected, will be issued in settlement of the loan.

Laidlaw is in negotiations with respect to a licensing agreement with a United Kingdom entity with which it expects to conclude a final agreement before the end of the year. The original expected completion date of September 1, 2003 was extended due to further discussions being undertaken.

Phoenix Securities Corp. ("Phoenix") created a new division called Phoenix Consulting Group ("PCG"). PCG has entered into an agreement to market the services of Gunn Allen Financial ("Gunn Allen"), a broker-dealer, as an Office of Supervisory jurisdiction of Gunn Allen. Four employees of Phoenix Consulting Group are in the process of being registered as Registered Representative of Gunn Allen to operate on behalf of the PCG, an Office of Supervisory Jurisdiction of Gunn Allen.

As a result Phoenix expects to start receiving revenues upon completion of the registration process that will consist in the contractual giving up of part of the commissions earned by the Registered Representatives for office services rendered to them by Phoenix. The use of the proceeds will cover office operating costs with the purpose of reaching a level of production that could allow a surplus to be earned by Phoenix upon the full development of the business of the PCG division.

The operation is essentially aimed at institutional investors. It is too early to predict the level of profitability if any of this venture at this time. All resulting agreements and registration authorization are in the process of completion and the unit should be up and running by December 1, 2003.

Effective November 1, 2003, PCG entered into a six-month sublease agreement with a base monthly rent of $1,900 for an office space in New York City.

Global Economic and Market Developments in the Quarter and Nine Months Ended September 30, 2003

The difficult global market and economic conditions that existed during fiscal 2002 and continued through the second quarter of fiscal 2003 did not improve as expected during the third quarter, despite the increase in financial market indices. Most global economies continued to experience higher levels of unemployment and lower levels of industrial production. It is currently unpredictable when these market and economic conditions will improve.

In Europe, economic growth was generally weak, with the level of business confidence feeling the impact of difficult conditions existing in the global economy. Unemployment remained high, hovering around 8 or 9 percent. Industrial production remained sluggish, corporate earnings were weak, and corporate debt experienced downgrades. Economists predict that European economies will probably grow by only 0.5 percent this year on average. However, consumer confidence improved, thereby increasing consumer spending. With the expectation of a gradual improvement in economic activity in the Euro area in the second half of 2003, and a further strengthening in 2004, the European Central Bank (ECB) left the minimum bid rate on the main refinancing operations of 2.00% unchanged since June, 2003.

In the U.S., the economy grew at a 7.2% annual rate in the third quarter, the fastest growth in almost 20 years and the broadest-based gain in the economy in the three years since the stock-market-fueled boom years of the 1990s. Consumer spending and exports climbed and business investment rebounded. The increase in business investment on equipment and software rose markedly at an annualized rate of 15.4%. The U.S. dollar strengthened against the euro attracting higher capital inflows to the U.S., a contributing factor to the rise in the equity markets. Economists cautioned, however, that the robust expansion in the economy was basically a result of the tax cut and mortgage-refinancing boom. Unemployment still remains above 6% of the labor force. Economic reports reinforced the expectations by economists of the nation's economy rebounding in the second half of the year. Against that backdrop and with monetary policy having been eased substantially, the Federal Open Market Committee (FOMC) maintained the federal funds rate at 1 percent during the quarter and until October 2003, their lowest level since 1958. The Committee believes that, since the economy has recently showed signs of improvement, such as increases in manufacturing activity and retail sales and strong earnings reports, these developments should foster an improving economic climate over time.

These uncertain and turbulent market and economic environments adversely affected the results of operations of the Company for the third quarter of fiscal 2003. The only revenues recognized by the Company were from expense reversals and concessions as well as corporate income tax refunds.

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

Results of Operations for the Quarter and Nine Month Period Ended September 30, 2003 and 2002

Laidlaw posted a loss of $18,654 for the third quarter of 2003, compared to the net loss of $1,265,099 for the third quarter of 2002. While there was a decrease in the net loss, losses continue because Laidlaw is still in the process of rebuilding its revenue base through the operations of its two new subsidiaries, Phoenix Securities Corp. and Laidlaw Properties Inc. Furthermore, the management of Laidlaw is continuing its efforts in seeking fresh capital to be utilized for the operational needs of the Company until its revenue stream can support these. The only revenues recognized for the third quarter of fiscal 2003 were from expense reversals and concessions and refunds of corporate income taxes paid.

Basic and diluted loss per common share was $.0005 and $.02 in the quarter and nine month period ended September 30, 2003 as compared with $.04 and $.13 in the quarter and nine month period ended September 30, 2002.

Operations of three subsidiaries, Laidlaw Global Securities, Inc. Globeshare Group, Inc., and Laidlaw International, S.A.,significantly contributed to the loss incurred during the third quarter of fiscal 2002. Laidlaw Global Securities, Inc. saw a sharp decrease in its commissions volume strictly related to the market performance of the emerging global markets and the NASDAQ market in the U.S. Globeshare Group, Inc. still incurred depreciation costs on the remaining carrying value of computer hardware and software as well as interest expense on the note payable which was fully paid in May, 2002 and the equipment lease contracts. The Company incurred an additional expense of $35,264 in March 2002 pertinent to the final settlement of the closing down of the operations of the Laidlaw International subsidiary as required by the French Administrator.

Laidlaw's income for fiscal 2002 was derived from its operation in two principal segments of the financial services industry, namely asset management and brokerage activities. Income from those activities is summarized as follows.

Brokerage commission revenues which represent 141% (inclusive of investment trading losses) of total revenues for the nine month period ended June 30, 2002 are geographically categorized as follows:

For the nine months ended September 30, 2002, LGSI generated revenues of $308,859 from its activities on behalf of foreign and U.S. institutional customers and $1.8 million from it activities in the U.S. markets. The investors transacting in the U.S. markets are both U.S. and non-U.S. entities and individuals.

Asset Management fees from LGSI amount to $172,397 for the nine months ended September 30, 2002, which represents 12% of the Company's revenue for the period. Corporate finance fees of Phoenix Securities Corp. for the nine months ended September 30, 2003 amount to $75,000 which represents 24% of the Company's revenue. Corporate finance fees of LGSI for the nine months ended September 30, 2002 amount to $106,389, which represents 7% of the Company's revenue. Trading loss of LGSI amount to $1,041,593 for the nine months ended September 30, 2002. Other revenue, which consists principally of interest income and rebates on securities trades, as well as expense reversals and concessions and corporate income tax refunds in 2003, amount to $235,333 and $148,798 for the nine months ended September 30, 2003 and 2002, respectively, which represent 76% and 10% of the Company's revenue for the respective periods.

Salaries and other employee costs for the nine months ended September 30, 2003 decreased to $351,215 from $1,602,519 for the nine months ended September 30, 2002. Salaries and other employee costs for the quarter ended September 30, 2003 decreased to $19,162 from $476,326 for the quarter ended September 30, 2002. The decrease in this expense primarily relates to the cessation of the operations of LGSI and the reversal in the third quarter of 2003 of officers' accrued salaries recognized in the previous quarters as voluntary concessions to the Company.

The Company recorded a net credit of $754,712 for the nine months ended September 30, 2002 and a credit of $153,797 for the quarter ended September 30, 2002 related to stock options subject to variable pricing. The net credit resulted in a corresponding decrease in additional paid-in capital and the charge resulted in a corresponding increase in said capital account.

There was no commission expense for the nine months and quarter ended September 30, 2003, respectively. Commission expense amounted to $1,057,043 and $126,311 for the nine months and quarter ended September 30, 2002, respectively. The decrease is attributable to the cessation of operations of LGSI.

Clearing expenses for the nine months ended September 30, 2003 decreased to $6,697 from $248,887 for the nine months ended September 30, 2002. Clearing expenses for the quarter ended September 30, 2002 amounted to $46,637. Clearing expenses, which primarily consist of amounts paid to the broker-dealers' clearing agent for processing and clearing customers' trades, reflect the decrease related to the cessation of operations of LGSI. The minimal clearing fees incurred during the quarter ended March 31, 2003 were the charges by the clearing broker in closing the accounts of LGSI.

Rent and utility expenses for the nine months ended September 30, 2003 decreased to $193,801 from $568,580 for the nine months ended September 30, 2002. Rent and utility expenses for the quarter ended September 30, 2003 decreased to $7,738 from $219,224 for the quarter ended September 30, 2002. Rent and utility expenses include cost of leasing office space and space with our Internet service provider, net of the amortization of the deferred rent on the lease at its former office location. Although the Company moved to a new location on March 4, 2003, the reduction in rent impacted the results of operations only starting in the second quarter of fiscal 2003 because the sublease payments received in January and February 2003 were substantially reduced compared to the sublease payments received in the first quarter of fiscal 2002. In addition, the Company recognized certain real estate tax adjustments in the first quarter of fiscal 2003.

There were no depreciation and amortization expenses for the nine months and the quarter ended September 30, 2003. Depreciation and amortization expenses amounted to $268,053 and $88,573 for the nine months and the quarter ended September 30, 2002, respectively. Depreciation and amortization expenses, which include depreciation of equipment and amortization of software development costs, decreased primarily due to the asset write down recorded in 2002 to adjust LGSI's and the Company's investment in computer hardware and customized application software to their net realizable values.

Travel and entertainment expenses for the nine months ended September 30, 2003 decreased to $8,381 from $221,394 for the nine months ended September 30, 2002. Travel and entertainment expenses for the quarter ended September 30, 2003 decreased to $200 from $65,080 for the quarter ended September 30, 2002. The decrease in travel and entertainment expenses are attributed to the cessation of operations of LGSI and the cost-cutting efforts of management.

Professional fees for the nine months ended September 30, 2003 decreased to $171,671 from $1,183,899 for the nine months ended September 30, 2002. Professional fees for the quarter ended September 30, 2003 decreased to $17,009 from $308,330 for the quarter ended September 30, 2002. The decrease in accounting fees and legal fees resulted from the cost-cutting efforts of management and from the cessation of operations of LGSI.

Dues and assessments for the nine months ended September 30, 2003 decreased to $15,342 from $113,177 for the nine months ended September 30, 2002. Dues and assessments for the quarter ended September 30, 2003 decreased to $326 from $24,243 for the quarter ended September 30, 2002. The decrease resulted from the cessation of the operations of LGSI.

Communications and information systems expenses for the nine months ended September 30, 2003 decreased to $55,149 from $477,574 for the nine months ended September 30, 2002. Communications and information systems expenses for the quarter ended September 30, 2003 decreased to $3,375 from $140,174 for the quarter ended September 30, 2002. Communications and information systems expenses, which include telephone, quotes and other information costs, decreased due to the reduction of services related to the cessation of operations of LGSI in November 2002.

Interest expense for the nine months ended September 30, 2003 decreased to $2,089 from $84,254 for the nine months ended September 30, 2002. There was no interest expense for the quarter ended September 30, 2003, while interest expense amounting to $30,524 was incurred for the quarter ended September 30, 2002. The decrease in interest expense resulted from the settlement of the loans by the Company in 2002. The only remaining contractually interest-bearing obligations are the leases on computer equipment.

For the nine months ended September 30, 2003, the Company recognized a loss on the write down in March 2003 of notes and interest receivable from Westminster Securities Corp. Of the note receivable amounting to $150,000 and interest receivable amounting to $10,458, only $99,989 was collected in the final settlement received on April 29, 2003. Accordingly, $60,469 of the total receivable was written off. Interest on the note for the period January 1 to April 19, 2003 amounting to $4,542 was no longer effected in the results of operations, considering the outcome of the settlement.

Loss on sale of subsidiaries of $238,530 for the nine months ended September 30, 2002 represent a $275,000 reversal of accrued equipment lease of Laidlaw Internationl, $35,264 additional expense incurred by the Company in March, 2002 pertinent to the final settlement of the cessation of operations of the Laidlaw International subsidiary as required by the French administrator and $1,206 loss on the cessation of operations of Laidlaw Pacific (Asia), the subsidiary that was not operational since its acquisition.

The Company recognized a credit of $289,879 for the nine months ended September 30, 2002 pertinent to the settlement in June, 2002 of the claims by and counterclaims against Plural, a software developer.

A charge of $3,329 and $73,708 was recognized in the nine months ended September 30, 2003 and September 30, 2002, respectively, pertinent to the exchange of the shares Globeshare Group, Inc. for shares of Laidlaw.

All other expenses for the nine months ended September 30, 2003 decreased to $70,512 from $198,194 for the nine months ended September 30, 2002. All other expenses for the quarter ended September 30, 2003 decreased to $19,504 from $79,056 for the quarter ended September 30, 2002. These expenses consist, among other things, of office supplies, insurance, and other miscellaneous expenses. The decrease in these expenses resulted from the reduced cost of operations resulting from the cessation of operations of LGSI in November 2002.

Liquidity and Capital Resources

The Company has incurred continuing net losses from fiscal year December 31, 2002 through the third quarter of fiscal 2003, and working capital and stockholders' capital deficiencies as of September 30, 2003 and December 31, 2002, respectively. As a result, the Company has continued to experience net cash outflows from operations. The Company is in the process of receiving and evaluating various investment proposals related to Laidlaw. If an understanding with a third party cannot be reached, the Company will have to consider all alternatives including the potential termination of operations.

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

Phoenix Securities Corp. ("Phoenix") created a new division called Phoenix Consulting Group ("PCG"). PCG has entered into an agreement to market the services of Gunn Allen Financial ("Gunn Allen"), a broker-dealer, as an Office of Supervisory jurisdiction of Gunn Allen. Four employees of Phoenix Consulting Group are in the process of being registered as Registered Representative of Gunn Allen to operate on behalf of the PCG, an Office of Supervisory Jurisdiction of Gunn Allen.

As a result Phoenix expects to start receiving revenues upon completion of the registration process that will consist in the contractual giving up of part of the commissions earned by the Registered Representatives for office services rendered to them by Phoenix. The use of the proceeds will cover office operating costs with the purpose of reaching a level of production that could allow a surplus to be earned by Phoenix upon the full development of the business of the PCG division.

The operation is essentially aimed at institutional investors. It is too early to predict the level of profitability if any of this venture at this time. All resulting agreements and registration authorization are in the process of completion and the unit should be up and running by December 1, 2003.

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

Laidlaw Properties is currently reviewing certain acquisitions for projects that have already been built, on very favorable terms that can be sold immediately as timeshares, without the risks or delays associated with construction and development. The property division will also act as a fee based real estate manager and as an advisor to developers and institutional investors, as a real estate broker of commercial properties and Hotel Properties and as a General Partner in real estate syndication transactions of commercial properties such as office buildings industrial properties or shopping centers. The Company anticipates earning fees and commissions in future years to generate a positive cash flow in the real estate division while at the same time expanding the Company's real estate portfolio of owned and managed properties.

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

Counsel has interposed an answer to the Statement of Claim on behalf of Bendelac and the company and has petitioned the NASD for dismissal based upon the applicable statute; Rule 144. This application was supported by an affidavit from Laidlaw's corporate counsel who joined in the position that the stock was restricted and was incapable of being sold legally. If the security could not be sold until August 2000, Claimant's damages were not proximately caused by any of the acts complained of in the Statement of Claim, but by market forces responsible for the stock's decline. Because of the issues surrounding the appointment of arbitrators in California, no NASD panel has yet been appointed. To date, Claimant's counsel has not responded to Respondents' motion to dismiss.

Counsel has had numerous conversations with Claimant's counsel about reaching a settlement. Laidlaw has offered a nuisance value settlement of $4,000. Claimant's counsel has indicated that he is favorably disposed to accepting this sum given the pending motion, his review of the applicable law as set forth in Counsel's motion to dismiss, and based upon Laidlaw's dire financial circumstances. He further informed Laidlaw counsel that his client has yet to accept or reject the offer of settlement but in any event, Claimant's counsel has indicated that given the aforementioned circumstances, he will not proceed to represent Claimant in this matter if Claimant is unwilling to settle this case for the sum set forth in our offer. Since these conversations between counsels more than six months ago, there have been no further conversations with Claimant's counsel, nor has Claimant taken any affirmative steps to continue the prosecution of this action. It is Laidlaw counsel's opinion that there exists no liability to the company. It should also be noted that the real party [Respondent] in this matter should be Laidlaw Global Securities, as opposed to Laidlaw Global Corp. Should the matter continue to be prosecuted, and a NASD Panel is appointed, the company will amend its motion to include dismissal based upon the wrong party in interest. Counsel is optimistic, however, that given Claimant's lack of prosecuting this matter in any aggressive fashion, and based upon conversations with Claimant's counsel, as set forth above, it is unlikely this matter will reach the hearing phase.

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

This office has interposed an Answer on behalf of LGSI but not on behalf of its former broker Fine who is representing himself. Apparently, the acts complained of primarily occurred while Fine was employed at Coleman & Co. where Claimant had his account prior to it being transferred to Laidlaw. Razorfish, the security complained of the most by Claimant, was purchased well before Claimant transferred his account to LGSI and only represented a small percentage of the value of Claimant's losses, if any. While LGSI had many valid defenses, in spite of this, LGSI elected to enter into a "nuisance value" settlement with Claimant in the amount of $4,990 reached in May, 2003. To date, this sum is overdue and LGSI is in default on its payment obligation. To date, this sum is overdue and LGSI is in default on its payment obligation. Claimant's counsel has threatened to commence a new and separate action for breach of the settlement agreement naming former principals of LGSI. The proposed claim also seeks to include the original claim "settled" by the company. Should Claimant carry forth with the threat of subsequent litigation, in Laidlaw counsel's opinion no liability exists against these individuals. There is a near certainty Claimant would prevail against LGSI for the $4,990 settlement fee plus additional costs and fees for Claimant having to commence an enforcement action. However, because LGSI is no longer a registered entity, there is little Claimant can do to enforce this settlement. Laidlaw, the parent company, has no exposure on this claim or for the settlement. However, because LGSI is no longer a registered entity, there is little Claimant can do to enforce this settlement. Laidlaw, the parent company, has no exposure on this claim or for the settlement.

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

On or about December 19, 2002, Bottoms commenced a lawsuit in the Supreme Court of the State of New York, County of New York against Laidlaw Global Corp., Laidlaw Holdings, Inc., Laidlaw

Global Securities, Inc. and Laidlaw Global Properties, Inc. alleging breach of the aforementioned agreements and seeking $250,000 in damages plus 7% interest. After some preliminary motion practice between the parties, Laidlaw's counsel interposed an answer and the matter proceeded to trial on an expedited basis on July 14, 2003. At the trial, the parties reached a settlement in which the Company agreed to pay the sum of $20,000 to the Law Office of Bottoms' attorneys within forty-five days. The company further agreed to give Bottoms $300,000 worth of non-voting Preferred Stock of Laidlaw Global Corp. with no coupon, ($1.00 par value @ liquidation) with the option to covert those shares to 3,000,000 shares of Laidlaw Global Corp. common stock. He may convert to the common at any time prior to three years at $0.10 per share and at the end of three years, he may convert at a price of $0.10 or the then prevailing market price, whichever is lower. In consideration of the foregoing, Bottoms has discontinued his action against LGC with prejudice. To date, none of the terms of the settlement were performed and demands for performance have been made. Laidlaw intends to implement the terms of the settlement as soon as circumstances make it feasible. Certain actions have to be undertaken prior to implementation such as an increase in the authorized shares of Laidlaw Common Stock because the conversion feature of the Preferred Stock could result in the issuance of the Common Stock beyond what is authorized. Laidlaw has represented to Bottoms Counsel that it is in the process of implementing steps required to complete the terms of the settlement agreement.

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

Counsel has interposed an answer on behalf of LGSI and has raised Statute of Limitations as an affirmative defense. The matter is now scheduled to be heard in Orlando, Florida the entire week of December 8, 2003. It is counsel's opinion that Claimant will not prevail on his underlying claims based upon the Statute of Limitations defense, as well as other pleadings and irregularities. Laidlaw Global Corp., the parent company, has no exposure in this matter.

Equilease vs. Globeshare, Inc., Laidlaw Global Corp. et al

Claimant alleged the respondents are liable to them for the amount of $190,000 based on non fulfillment of a lease agreement by the Globeshare, Inc. subsidiary and non fulfillment of guarantee by Laidlaw Global Corp. On June 18, 2003, the Company announced that it has agreed to settle the debt. In accordance with the agreement, in September, 2003 the Company issued $190,000 Principal of Preferred Stock with a 7% simple coupon payable quarterly and a 3-year maturity. The Preferred Stock have a convertible feature allowing for conversion into shares of the Common Stock of Laidlaw at a price of $0.10 or $0.20 if the conversion is forced by the warrant holder. As part of the same agreement, Laidlaw issued to the creditor 600,000 warrants of its Common Stock with a strike price of $0.10. The settlement agreements were concluded by Counsel, the shares have been issued and a Stipulation of Discontinuance have been received and is being filed with the Court.

Information Leasing Corporation vs. Global Electronics Exchange (renamed Globeshare Group, Inc.)and Laidlaw Global Corporation (as guarantor of certain equipment leases)

Information Leasing Corporation has moved the Court of Common Pleas, Hamilton, Ohio for a summary judgment against Global Electronic Exchange and Laidlaw GLobal Corporation as guarantor of certain lease obligations contracted by the now defunct subsidiary Global Electronic Exchange (renamed Globeshare Group, Inc.) for an amount of $ 81,337.23 plus accrued interest since the date of the alleged default in June 1, 2002. Laidlaw chose not to defend this action in the State of Ohio since any judgment would have to be transferred and defended in a New York jurisdiction. It is management's belief that it can offer defenses with respect to this liability as to the validity of the amount claimed as guaranteed by Laidlaw and it has chosen to await for a New York action prior to entering such defenses. Any potential judgment to be entered against the defunct subsidiary GLobeshare Group, Inc. is not deemed to affect Laidlaw. To date Laidlaw's management has not been made aware of any status as to the Motion for Summary Judgment requested in the Ohio Court by plaintiffs.

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

Other

Unbeknownst to Laidlaw Global Corporation, it has been discovered that Laidlaw was named in an action in the U.S. Western District Court of New York against Howe & Rusling, Inc. ("H&R"), a subsidiary of H & R Acquisition Corp. ("HRAC"), which was a former subsidiary of Laidlaw, along with H&R's new owners, Third Security LLC ("Third Security"), and several employees of H&R in an age and sex discrimination employment lawsuit from a former female employee of H&R, in connection with the employee's termination in 2001. H&R had undertaken the defense of the matter on behalf of Laidlaw without informing Laidlaw of the proceedings based on an indemnification agreement in the sale contract of H&R to Third Security. Because Laidlaw was not an employer of said plaintiff and it is further contractually indemnified by Third Security, management believes it cannot have any liability in this matter.

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

      23.1  Consent of Independent Auditor (5)

      23.2  Consent of Independent Auditor (5)

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

(7)Such document is incorporated by reference to Laidlaw's Annual Report

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

                           LAIDLAW GLOBAL CORPORATION

November 19, 2003                              By: /s/ Roger Bendelac
                                                 --------------------------
                                                 Roger Bendelac,
                                                 Chief Executive Officer